Form 10-Q
period 2003-06-30
ONCOR ELECTRIC DELIVERY TRANSITION BOND CO LLC
filed 2003-08-18
CIK 1100179

-------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        ------------------------------

                                    FORM 10-Q

           [ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003


                                    -- OR --


          [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                   ------------------------------


                        Commission File Number 333-91935


            Oncor Electric Delivery Transition Bond Company LLC



A Delaware Limited Liability Company        I.R.S. Employer Identification No.
                                                     75-2851358

                 500 N. AKARD STREET, DALLAS, TEXAS 75201
                               (214) 486-2000

                    -------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes     No  X
                                             ---     ---

Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes     No  X
                                                ---    ---

As of August 15, 2003, all outstanding membership interests in Oncor Electric Delivery Transition Bond Company LLC were held by Oncor Electric Delivery Company.

Oncor Electric Delivery Transition Bond Company LLC meets the conditions set forth in General Instructions (H) (1) (a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format.

-------------------------------------------------------------------------------


                                TABLE OF CONTENTS

                                                                                                             Page
                                                                                                             ----
Glossary............................................................................................          ii


PART I. FINANCIAL INFORMATION


         Item 1.  Financial Statements

            Balance Sheets as of June 30, 2003 and December 31, 2002................................           1

            Notes to Financial Statements...........................................................           2

            Independent Accountants' Report.........................................................           6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.........................................................           7

         Item 4.  Controls and Procedures...........................................................           8

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K..................................................           8

SIGNATURE...........................................................................................           9


Periodic reports on Form 10-K and Form 10-Q and current reports on Form 8-K that contain financial information of Oncor Electric Delivery Transition Bond Company LLC will be made available to the public, free of charge, on the TXU Corp. website at http://www.txucorp.com, shortly after they have been filed with the Securities and Exchange Commission. Oncor Electric Delivery Transition Bond Company LLC will provide copies of current reports not posted on the website upon request.

                                    GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

1999 Restructuring Legislation.......Legislation that restructured the electric utility industry in Texas to provide
                                     for competition

Commission...........................Public Utility Commission of Texas

Company..............................Oncor Electric Delivery Transition Bond
                                     Company LLC

Oncor................................Oncor Electric Delivery Company

REPs.................................retail electric providers

SEC..................................United States Securities and Exchange
                                     Commission

Settlement...........................regulatory settlement agreed to by the
                                     Commission in December 2002

Settlement Plan......................regulatory settlement plan filed with the
                                     Commission in December 2001

SFAS.................................Statement of Financial Accounting Standards

SFAS 71..............................SFAS No. 71, "Accounting for the Effects
                                     of Certain Types of Regulation"

T&D..................................transmission and distribution

US GAAP..............................accounting principles generally accepted in the United States of America

US Holdings..........................TXU US Holdings Company

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


              ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                      June 30,       December 31,
                                                                        2003             2002
                                                                        ----             ----
ASSETS:

     Accounts receivable from affiliate......................       $     1,000       $    1,000
     Unamortized debt issuance costs.........................         1,817,852        1,136,183
                                                                    -----------       ----------

         Total Assets........................................       $ 1,818,852       $1,137,183
                                                                    ===========       ==========

LIABILITIES AND MEMBER'S EQUITY:

     Accounts payable to affiliate...........................       $ 1,817,852       $1,136,183
     Member's Equity.........................................             1,000            1,000
                                                                    -----------       ----------

         Total Liabilities and Member's Equity...............       $ 1,818,852       $1,137,183
                                                                    ===========       ==========


See Notes to Financial Statements

               ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


1.       BUSINESS AND BASIS OF PRESENTATION

         Business - The Company is a bankruptcy remote special purpose Delaware limited liability company, wholly-owned by Oncor. Oncor is a wholly-owned subsidiary of US Holdings Company, which is a wholly-owned subsidiary of TXU Corp. Oncor is a regulated electricity T&D company principally engaged in providing delivery services to REPs that sell power in the north-central, eastern and western parts of Texas.

         The Company was organized with the sole purpose of limited business activities as are necessary or reasonably related to the issuance of the transition bonds, as described below. The Company is structured and is to be operated in a manner such that in the event of bankruptcy proceedings against Oncor, the assets of the Company will not be consolidated into the bankruptcy estate of Oncor.

         In June 1999, the Texas legislature passed the 1999 Restructuring Legislation to restructure the electric utility industry in Texas. The 1999 Restructuring Legislation provided for a transition to competition in the retail and generation markets for electricity beginning in January 2002, and provided for recovery of certain costs previously incurred by electric utilities. These costs consist of generation-related regulatory assets as well as stranded costs, which represent the excess of net book value over market value of generation assets (as such regulatory and generation assets are defined by the 1999 Restructuring Legislation). Recovery of these costs is provided through irrevocable, nonbypassable "transition charges" assessed on substantially all existing and future retail electric customers within a utility's certificated service territory as it existed on May 1, 1999. The 1999 Restructuring Legislation authorized the Commission to issue a "financing order" approving the issuance of "transition bonds" to facilitate the recovery of generation-related regulatory assets and stranded costs.

         The 1999 Restructuring Legislation and the financing order permit an electric utility to transfer its rights and interests in the financing order, including the right to collect transition charges pursuant to the 1999 Restructuring Legislation, to a special purpose entity formed by the electric utility to issue debt secured by the right to receive revenues arising from the transition charges. The electric utility's right to receive the transition charges and its other rights and interests under the financing order constitute "transition property" once transferred to the Company. The transition property represents the irrevocable right to impose, collect and receive transition charges in an amount sufficient to pay the interest, fees, and expenses associated with the transition bonds, and the aggregate principal amount of the transition bonds. Oncor and the Company have entered into a servicing agreement. Transition charges will be assessed by the servicer. The servicer manages, services, bills and collects payments in respect of the transition property under the terms of a servicing agreement. Transition charges will be billed based on a retail customer's actual consumption of electricity. However, transition charges for demand customers will be based on the maximum amount of electricity that such customers are expected to consume based on their actual consumption during the prior year. Transition charges will be collected by the servicer from REPs that collect transition charges from retail customers as part of its normal collection activities. The Commission reviews and adjusts transition charges at least once a year. This review is used to adjust any over or under collections during the preceding 12 months and to provide for recovery of amounts sufficient to pay all debt service and other required amounts and charges in connection with the transition bonds. For so long as Oncor is servicer, the Company will pay an annual servicing fee to Oncor equal to 0.05% of the aggregate initial principal amount of all outstanding series of transition bonds. The servicing fee will be recovered by the Company through the transition charges.

         In accordance with the Settlement, Oncor received a financing order authorizing it to issue securitization bonds in the aggregate principal amount of $1.3 billion to recover regulatory assets and other qualified costs as discussed above. The Settlement provides that there can be an initial issuance of securitization bonds in the amount of up to $500 million, expected to be completed in the third quarter of 2003, followed by a second issuance of the remainder expected in the first half of 2004.

         The Company was organized on November 30, 1999, under the laws of the State of Delaware for the sole purpose of purchasing and owning transition property to be acquired from Oncor. In connection with the acquisition of the transition property, the Company will (a) register and issue one or more series of transition bonds, each of which may be comprised of one or more classes, (b) pledge its interests in the transition property and other transition bond collateral to secure the transition bonds, (c) make debt service payments on the transition bonds, and (d) perform other activities that are necessary, suitable or convenient to accomplish these purposes. The purchase price of such transition property will be paid from the proceeds of the transition bonds issued by the Company secured by the transition property and other collateral as described below.

         The assets of the Company will consist of the transition property and the other collateral, including capital transferred by Oncor on the date of issuance of the first series of transition bonds in an amount of $6.3 million, of which $2.5 million will be held by the indenture trustee and pledged as collateral to such series of transition bonds, and $3.8 million will be used to fund fees and expenses of the trust not covered by transition charges. Oncor anticipates that the first series of the transition bonds will be issued in the third quarter of 2003 at which time the initial capital contribution (other than the capital contribution made to organize the Company)will be received.

         Basis of Presentation -- The financial statements of the Company have been prepared in accordance with US GAAP.

         In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position have been included therein. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements included in the Company's prospectus dated August 14, 2003 as filed with the SEC on August 18, 2003 pursuant to Rule 424(b) under the Securities Act of 1933 (Prospectus Supplement) relating to the Company's registration statement, as amended, on Form S-3, which was declared effective on July 2, 2003 (Registration No. 333-91935). The results of operations for an interim period may not give a true indication of results for a full year.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Regulatory Assets and Liabilities -- The Company's business meets the criteria of SFAS 71. This accounting standard recognizes the cost based rate making process, which may result in differences in the application of generally accepted accounting principles between regulated and non-regulated entities.

         Revenue -- Transition charges are billed to REPs by Oncor on behalf of the Company as servicer. These transition charges are recorded as revenue by the Company.

         Amortization -- The transition property will be acquired from Oncor and amortized over the life of the transition bonds based on revenues from transition charges, interest accruals and other expenses. In accordance with SFAS 71, amortization is adjusted for over/under collection of transition charges.

         Investment Income -- The Company earns investment revenue on funds held by the indenture trustee, which funds are invested as allowed by the indenture. Investment revenue on transition charge collection is recognized as earned and serves to increase the over-recovery of transition charges by a corresponding amount since it will be used to make payments on the transition bonds. Investment income on the capital account (Member's Equity) is recognized on payment dates. When it is determined that such income is not required to satisfy payment obligations, Oncor is entitled to such revenues.

         Income and Other Taxes -- The Company is organized as a single-member limited liability company and will not be subject to United States federal income tax as an entity separate from Oncor. In addition, the Company's receipt of transition property, transition charges and short-term earnings from investments of the transition charges will not be subject to Texas franchise tax.

         Unamortized Debt Issuance Costs -- The costs incurred in connection with the issuance of the transition bonds will be deferred and amortized over the life of the transition bonds. The amounts reported at June 30, 2003 and December 31, 2002 represent the legal and administrative costs incurred to prepare a shelf registration statement with the SEC, expected to be completed in the third quarter of 2003, under which the bonds will be issued.

3.       SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

         Notwithstanding the non-recourse nature of the transactions, Oncor (individually, as servicer or otherwise) will be required under the transaction documents (i) to make certain representations and warranties with respect to, among other things, the validity of the Company's and its assignees' title to the transition property and (ii) to observe certain covenants for the benefit of the Company and its assignees. Oncor will also be required to indemnify the Company against breach of such representations and warranties and its failure to perform its covenants and to protect holders of the bonds against certain other losses, which result from actions or inactions of Oncor.

         Oncor will act as the initial servicer for the Company under the transaction documents. The transaction documents will contain provisions allowing Oncor to be replaced under limited circumstances. The servicer will be paid an annual servicing fee in consideration for performing duties, which will include calculating, billing and collecting transition charges on behalf of the Company, calculating the true-up adjustments and performing related services.

         Oncor will provide administrative services to the Company pursuant to an administration agreement between the Company and Oncor. Under this agreement, Oncor will furnish to the Company, at a fixed fee per year, clerical, secretarial and bookkeeping services to maintain the Company's good standing, and other administrative services that may be required or agreed upon.

         All debt issuance costs incurred to date have been or will be paid by Oncor and reimbursed by the Company upon issuance of the first series of transition bonds and have been reflected in the financial statements of the Company.

4.       SUBSEQUENT EVENTS

         On August 14, 2003, the Company completed the pricing of the initial $500 million of transition bonds. Approval of the pricing is required by the Commission before the bonds can be issued. The Company expects to issue and sell $500 million aggregate principle amount of its series 2003-1 transition bonds in four classes on August 21, 2003, with annual interest rates and maturity dates as follows:


     Description                                                                 Amount
     -----------                                                                 ------
     2.26% Class A-1 Series 2003-1 Transition Bond due February 15, 2009 ....... $  103
     4.03% Class A-2 Series 2003-1 Transition Bond due February 15, 2012 .......    122
     4.95% Class A-3 Series 2003-1 Transition Bond due February 15, 2015 .......    130
     5.42% Class A-4 Series 2003-1 Transition Bond due February 15, 2017 .......    145
                                                                                 ------
                                                                                 $  500

         In May 2003, the Board of Directors of Oncor approved a capital contribution of $6.3 million to the Company to be made on or before August 21, 2003, of which $3.8 million will be used to fund the fees and expenses of the trustee not covered by the transition charges.

INDEPENDENT ACCOUNTANTS' REPORT

Oncor Electric Delivery Transition Bond Company LLC:

We have reviewed the accompanying balance sheet of Oncor Electric Delivery Transition Bond Company LLC (a wholly owned subsidiary of Oncor Electric Delivery Company) (the "Company") as of June 30, 2003. This financial statement is the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statement taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such financial statement for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of the Company as of December 31, 2002, and the related statement of member's equity for the year then ended (not presented herein); and in our report, dated June 17, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2002, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.







DELOITTE & TOUCHE LLP

Dallas, Texas
August 18, 2003

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BUSINESS

         The following discussion and analysis should be read in combination with the interim financial statements contained in this Form 10-Q and the Oncor Electric Delivery Transition Bond Company LLC Prospectus.

         The Company was organized on November 30, 1999, under the laws of the State of Delaware for the sole purpose of purchasing and owning transition property to be acquired from Oncor. In connection with the acquisition of the transition property, the Company will (a) register and issue one or more series of transition bonds, each of which may be comprised of one or more classes, (b) pledge its interests in the transition property and other transition bond collateral to secure the transition bonds, (c) make debt service payments on the transition bonds, and (d) perform other activities that are necessary, suitable or convenient to accomplish these purposes. The purchase price of such transition property will be paid from the proceeds of the transition bonds issued by the Company secured by the transition property and other collateral as described below.

         The Company has had no activity as of the date of filing this Form 10-Q other than the incurrence of debt issuance costs related to $500 million of bonds expected to be issued in the third quarter of 2003. See Note 4 to Financial Statements for a discussion of the status of the issuance of the Series 2003-1 transition bonds.

Item 4.  CONTROLS AND PROCEDURES

         An evaluation was performed under the supervision and with the participation of the Company's management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect as of the end of the current period included in this quarterly report. Based on the evaluation performed, the Company's management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective. During the most recent fiscal quarter covered by this quarterly report, there has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.



                                         PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)      Exhibits provided as a part of Part II are:

      15 Letter from independent accountants as to unaudited interim financial information.

      31(a)   Section 302 Certification of Chief Executive Officer.

      31(b)   Section 302 Certification of Chief Financial Officer.

      32(a)*  Section 906 Certification of Chief Executive Officer.

      32(b)*  Section 906 Certification of Chief Financial Officer.


      * Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this certificate is not being "filed" for purposes of Section 18 of the Securities Act of 1934.


     (b)      Reports on Form 8-K filed since March 31, 2003:

              July 25, 2003      Item 5.  Other Events and
                                          Regulation FD Disclosure
                                 Item 7.  Financial Statements and Exhibits

              August 4, 2003     Item 5.  Other Events and
                                          Regulation FD Disclosure
                                 Item 7.  Financial Statements and Exhibits

                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                              ONCOR ELECTRIC DELIVERY TRANSITION
                                      BOND COMPANY LLC



                              By      /s/ Marc D. Moseley
                                  ------------------------------

                              Marc D.  Moseley,
                              Manager and Principal Accounting Officer






Date:  August 18, 2003