Form 10-Q
period 2003-09-30
ONCOR ELECTRIC DELIVERY TRANSITION BOND CO LLC
filed 2003-11-14
CIK 1100179

-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------------

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003


                                    -- OR --


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                           ------------------------------




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                              --     ---

Indicate  by check  mark  whether  the  registrant  is an  accelerated  filer
(as  defined in Rule 12b-2 of the Exchange Act).  Yes    No X
                                                      --   ---

As of November 7, 2003, all outstanding membership interests in Oncor Electric Delivery Transition Bond Company LLC were held by Oncor Electric Delivery Company.

Oncor Electric Delivery Transition Bond Company LLC meets the conditions set forth in General Instructions (H) (1) (a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format.


-------------------------------------------------------------------------------


TABLE OF CONTENTS
---------------------------------------------------------------------------------------------------------------

                                                                                                          Page
                                                                                                          ----
Glossary............................................................................................          ii


PART I. FINANCIAL INFORMATION

         Item 1.  Financial Statements

            Condensed Income Statement --
            Three and Nine Months Ended September 30, 2003..........................................           1

            Condensed Statement of Cash Flows --
            Nine Months Ended September 30, 2003....................................................           2

            Condensed Balance Sheets --
            September 30, 2003 and December 31, 2002................................................           3

            Notes to Financial Statements...........................................................           4

            Independent Accountants' Report.........................................................           8

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.........................................................           9

         Item 4.  Controls and Procedures...........................................................          11

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K..................................................          12

SIGNATURE...........................................................................................          13

Periodic reports on Form 10-K and Form 10-Q and current reports on Form 8-K that contain financial information of Oncor Electric Delivery Transition Bond Company LLC will be made available to the public, free of charge, on the Oncor Electric Delivery Company website at http://www.oncorgroup.com, shortly after they have been filed with the Securities and Exchange Commission. Oncor Electric Delivery Transition Bond Company LLC will provide copies of current reports not posted on the website upon request.

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

1999 Restructuring Legislation.......legislation that restructured the electric utility industry in Texas to provide for competition

Commission...........................Public Utility Commission of Texas

Company..............................Oncor Electric Delivery Transition Bond
                                     Company LLC, a  wholly-owned
                                     subsidiary of Oncor

Oncor................................Oncor Electric Delivery Company, a
                                     subsidiary of US Holdings

REPs.................................retail electric providers

SEC..................................United States Securities and Exchange
                                     Commission

Settlement...........................regulatory settlement plan agreed to by the Commission in 2002

Settlement Plan......................regulatory settlement plan filed with the
                                     Commission in December 2001

SFAS.................................Statement of Financial Accounting Standards

SFAS 71..............................SFAS No. 71, "Accounting for the Effects
                                     of Certain Types of Regulation"

US GAAP..............................accounting principles generally accepted in the United States of America

US Holdings..........................TXU US Holdings Company, a subsidiary of
                                     TXU Corp.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


               ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

                           CONDENSED INCOME STATEMENT
                                   (Unaudited)

                                                                                            Three and Nine
                                                                                             Months Ended
                                                                                             September 30,
                                                                                                 2003
                                                                                                ------
Operating revenues:
     Transition charge revenue......................................................           $7,915,143
     Investment income..............................................................                3,361
                                                                                               ----------
       Total operating revenues.....................................................            7,918,504

Operating expenses:
     Interest expense...............................................................            2,393,156
     Amortization of transition property............................................            1,782,755
     Over-recovery of transition charges............................................            3,685,499
     Administrative and general expenses............................................               57,094
                                                                                               ----------
       Total operating expenses.....................................................            7,918,504
                                                                                               ----------

Net income..........................................................................           $       --
                                                                                               ==========

See Notes to Financial Statements

               ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                               2003
                                                                                              ------
Cash flows - operating activities:
   Net income...................................................................           $        --
   Adjustments to reconcile net income to cash
     provided by operating activities:
       Amortization of transition property......................................             1,782,755
       Over-recovery of transition charges......................................             3,685,499
   Changes in operating assets and liabilities..................................            (5,331,919)
                                                                                          ------------
       Cash provided by operating activities....................................               136,335

Cash flows - investing activities:
   Purchase of transition property..............................................          (500,000,000)
   Deposit of restricted funds with indenture trustee...........................            (6,349,501)
                                                                                          ------------
       Cash used by investing activities........................................          (506,349,501)

Cash flows - financing activities:
   Issuance of transition bonds.................................................           500,000,000
   Equity contribution from parent..............................................             6,347,154
                                                                                          ------------
       Cash provided by financing activities....................................           506,347,154
                                                                                          ------------
   Net increase in cash and cash equivalents....................................               133,988
   Cash and cash equivalents, beginning of period...............................                    --
                                                                                          ------------
   Cash and cash equivalents, end of period.....................................          $    133,988
                                                                                          ============

See Notes to Financial Statements

               ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)


                                                                    September 30,    December 31,
                                                                        2003              2002
                                                                    -------------    ------------
                             ASSETS
   Current assets:
     Cash and cash equivalents...............................        $   133,988        $      --
     Transition charge receivable:
       Affiliates............................................          6,476,800            1,000
       Trade.................................................          1,732,782               --
                                                                     -----------        ---------
       Total current assets..................................          8,343,570            1,000
   Investments:
     Restricted funds held in trust..........................          6,349,501               --
     Transition property, net of accumulated amortization
       of $1,782,755.........................................        498,217,244               --
   Unamortized debt issuance costs...........................                 --        1,136,183
                                                                    ------------       ----------
       Total assets..........................................       $512,910,315       $1,137,183
                                                                    ============       ==========

                LIABILITIES AND MEMBER'S EQUITY

   Current liabilities:
     Long-term debt due currently............................        $22,543,239       $       --
     Accounts payable - affiliate............................             52,244        1,136,183
     Accrued interest........................................          2,393,156               --
     Other current liabilities...............................            432,262               --
                                                                    ------------       ----------
       Total current liabilities.............................         25,420,901        1,136,183
   Transition bonds..........................................        477,456,761               --
   Regulatory liability......................................          3,685,499               --
                                                                    ------------       ----------
       Total liabilities.....................................        506,563,161        1,136,183
   Member's equity...........................................          6,347,154            1,000
                                                                    ------------       ----------
       Total liabilities and member's equity.................       $512,910,315       $1,137,183
                                                                    ============       ==========

See Notes to Financial Statements

               ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.       BUSINESS AND BASIS OF PRESENTATION

         Business - The Company is a bankruptcy remote special purpose Delaware limited liability company, wholly-owned by Oncor. Oncor is a wholly-owned subsidiary of US Holdings, which is a wholly-owned subsidiary of TXU Corp. Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs that sell electricity in the north-central, eastern and western parts of Texas.

         The Company was organized in November 1999 for the sole purpose of purchasing and owning transition property acquired from Oncor. The Company had no operations until August 2003. In connection with the acquisition of the transition property, the Company has agreed to (a) register and issue one or more series of transition bonds, each of which may be comprised of one or more classes, (b) pledge its interest in the transition property and other transition bond collateral to secure the transition bonds, (c) make debt service payments on the transition bonds, and (d) perform other activities that are necessary, suitable or convenient to accomplish these purposes. The Company is structured and is operated in a manner such that in the event of bankruptcy proceedings against Oncor, the assets of the Company will not be consolidated into the bankruptcy estate of Oncor. Oncor is not the owner of the transition property described herein, and the assets of the Company are not available to pay creditors of Oncor or any of its affiliates.

         In September 1999, the Texas legislature passed the 1999 Restructuring Legislation to restructure the electric utility industry in Texas. The 1999 Restructuring Legislation provided for a transition to competition in the retail and generation markets for electricity beginning in January 2002, and provided for recovery of certain costs previously incurred by electric utilities. These costs consist of generation-related regulatory assets as well as stranded costs, which represent the excess of net book value over market value of generation assets (as such regulatory and generation assets are defined by the 1999 Restructuring Legislation). Recovery of these costs is provided through irrevocable, nonbypassable "transition charges" assessed on substantially all existing and future retail electric customers within a utility's certificated service territory as it existed on May 1, 1999. The 1999 Restructuring Legislation authorized the Commission to issue a "financing order" approving the issuance of "transition bonds" to facilitate the recovery of generation-related regulatory assets and stranded costs.

         The 1999 Restructuring Legislation and the financing order permit an electric utility to transfer its rights and interests in the financing order, including the right to collect transition charges pursuant to the 1999 Restructuring Legislation, to a special purpose entity formed by the electric utility to issue debt secured by the right to receive revenues arising from the transition charges. The electric utility's right to receive the transition charges and its other rights and interests under the financing order constitute "transition property" once transferred to the Company. The transition property represents the irrevocable right to impose, collect and receive transition charges in an amount sufficient to pay the interest, fees, and expenses associated with the transition bonds, and the aggregate principal amount of the transition bonds. Oncor and the Company have entered into a servicing agreement. Transition charges are assessed by the servicer. The servicer manages, services, bills and collects payments in respect of the transition property under the terms of a servicing agreement. Transition charges are billed based on a retail customer's actual consumption of electricity. However, transition charges for demand customers are based on the maximum amount of electricity that such customers are expected to consume based on their actual consumption during the prior year. Transition charges are collected by the servicer from REPs that collect transition charges from retail customers as part of its normal collection activities. The Commission reviews and adjusts transition charges at least once a year. This review is used to adjust any over or under collections during the preceding 12 months and to provide for recovery of amounts sufficient to pay all debt service and other required amounts and charges in connection with the transition bonds. As long as Oncor or its affiliate or agent acts as servicer, the aggregate annual servicing fee will be the greater of $400,000 for all series of outstanding transition bonds or 0.05% per year of the initial principal amount of all series of outstanding transition bonds. If a successor servicer that is not affiliated with Oncor is appointed, it will be entitled to receive a servicing fee not in excess of 0.60% per year of the initial principal amount of each series of outstanding transition bonds. The servicing fee will be recovered by the Company through the transition charges.

         In accordance with the Settlement, Oncor received a financing order authorizing it to issue transition bonds in the aggregate principal amount of $1.3 billion to recover regulatory assets and other qualified costs as discussed above. The Settlement provides that there can be an initial issuance of transition bonds in the amount of up to $500 million, which was completed in the third quarter of 2003, as described below, followed by a second issuance of $800 million, which is expected to be completed in the first quarter of 2004.

         In August 2003, the Company issued and sold the first series of transition bonds in an amount of $500 million aggregate principal amount. The net proceeds from the transition bond issuance were used to acquire transition property. The Company pledged its interest in the transition property and other transition bond collateral to secure the transition bonds.

         In connection with the issuance of the first series of transition bonds, Oncor made a capital contribution of $6.3 million to the Company, of which $2.5 million is held by the indenture trustee and pledged as collateral for such transition bonds, and the remaining $3.8 million is held by the indenture trustee to be used to fund any future fees and expenses of the indenture trustee not recovered from transition charges.

      Basis of Presentation -- The condensed financial statements of the Company have been prepared in accordance with US GAAP. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position have been included therein. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC. Comparable income statements are not presented because there were no operations prior to August 2003 even though the company existed. Because the condensed interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements included in the Company's prospectus dated August 14, 2003 as filed with the SEC on August 18, 2003 pursuant to Rule 424(b) under the Securities Act of 1933 (Prospectus) relating to the Company's registration statement, as amended, on Form S-3, which was declared effective on July 2, 2003 (Registration No. 333-91935). The results of operations for an interim period may not give a true indication of results for a full year.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Use of Estimates -- The preparation of the Company's financial statements requires management to make estimates and assumptions about future events that affect the reporting and disclosure of assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense. In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. No material adjustments, other than those disclosed elsewhere herein, were made to previous estimates during the current year.

         Regulatory Assets and Liabilities -- The Company's business meets the applicability criteria of SFAS 71. This accounting standard recognizes the cost-based rate making process, which may result in differences in the application of generally accepted accounting principles between regulated and non-regulated entities.

         Revenue Recognition -- Transition charges are billed to REPs by Oncor, as servicer, on behalf of the Company. These transition charges are recorded as revenue by the Company. Transition charges are recognized when delivery services are provided to customers on the basis of periodic cycle meter readings and include an estimated accrual for the transition charge from the meter reading date to the end of the period. The accrued transition charge is based on actual daily billings for the most recent metered period applied to the number of unmetered days through the end of the period.

         Amortization -- The transition property acquired from Oncor is amortized over the life of the transition bonds based on revenues from transition charges, interest accruals and other expenses. In accordance with SFAS 71, amortization is adjusted for over/under collection of transition charges.

         Investment Income -- The Company earns investment income on funds held by the indenture trustee, which funds are invested as allowed by the indenture. Investment income on transition charge collections is recognized as earned and serves to increase the over-recovery of transition charges by a corresponding amount since it will be used to make payments on the transition bonds. Investment income on the capital account (Member's Equity) is recognized on payment dates. When it is determined that such income is not required to satisfy payment obligations, Oncor is entitled to such revenues.

         Income and Other Taxes -- The Company is organized as a single-member limited liability company and will not be subject to United States federal income tax as an entity separate from Oncor. In addition, the Company's receipt of transition property, transition charges and short-term earnings from investments of the transition charges will not be subject to state and local tax. Accordingly, there is no provision for federal, state or local taxes.

3.       RELATED PARTY TRANSACTIONS

         Notwithstanding the non-recourse nature of the transactions, Oncor (individually, as servicer or otherwise) is required under the transaction documents (i) to make certain representations and warranties with respect to, among other things, the validity of the Company's and its assignees' title to the transition property and (ii) to observe certain covenants for the benefit of the Company and its assignees. Oncor is also required to indemnify the Company against breach of such representations and warranties and its failure to perform its covenants and to protect holders of the bonds against certain other losses, which result from actions or inactions of Oncor.

         Oncor provides administrative services to the Company pursuant to an administration agreement between the Company and Oncor. Under this agreement, Oncor furnishes to the Company, at a fixed fee per year, clerical, secretarial and other accounting services, which is reflected as administrative and general expenses in the income statement.

         All transition bond issuance costs incurred through June 2003 ($1,817,852) were paid by Oncor and are currently included with transition property.

4.       TRANSITION BONDS

         At September 30, 2003, the long-term debt of the Company consisted of the following:

 2.26% Fixed Series 2003 Transition Bonds due in bi-annual installments through February 15, 2007...   $103,000,000
 4.03% Fixed Series 2003 Transition Bonds due in bi-annual installments through February 15, 2010...    122,000,000
 4.95% Fixed Series 2003 Transition Bonds due in bi-annual installments through February 15, 2013...    130,000,000
 5.42% Fixed Series 2003 Transition Bonds due in bi-annual installments through August 15, 2015.....    145,000,000
                                                                                                       ------------
        Total.......................................................................................    500,000,000

     Less amount due currently......................................................................     22,543,239
                                                                                                       ------------
     Total long-term debt...........................................................................   $477,456,761
                                                                                                       ============

         The transition property sold to the Company as described above, is pledged as collateral for the bonds, as well as restricted cash at September 30, 2003 of $2,500,180. Collections of transition charges will be used to pay the principal, interest and associated costs of the transition bonds. The Company is required to maintain restricted cash pledged as collarteral for the bonds in an amount equal to 0.5% of the initial aggregate principal amount of bonds outstanding. Should the transition charges collected through the specified payment dates listed above not provide adequate funds to make the scheduled payments of principal and interest, the transition charges can continue to be collected for approximately two years before the bond goes into default for non-payment.

         Maturity requirements for the years 2004 through 2008 and thereafter under long-term debt instruments outstanding at September 30, 2003, were as follows:

Year
2004 .............................................         $  22,543,239
2005 .............................................            35,760,468
2006 .............................................            36,576,586
2007 .............................................            37,514,014
2008 .............................................            39,023,742
Thereafter........................................           328,581,951
                                                           -------------
     Total........................................         $ 500,000,000
                                                           =============

         Financial Covenants -- The terms of the indenture contain financial covenants that require maintenance of specified collateral deposits in proportion to the aggregate principal amount of the bonds outstanding. As of September 30, 2003, the Company was in compliance with such covenants.

5.       MEMBER'S INTEREST

         In August 2003, Oncor contributed cash of $2.5 million to the Company, which is pledged as collateral for the transition bonds. Oncor will contribute an additional $4.0 million to the Company, which will be pledged as collateral for the $800 million of transition bonds when those bonds are issued.

         Also in August 2003, Oncor contributed $3.8 million to the Company, which was placed in a reserve account with the indenture trustee to cover any future fees and expenses associated with the transition bonds not recovered from the transition charges. On the earlier of January 15, 2004 or the date on which the $800 million of transition bonds are issued, Oncor will be required to contribute an additional $6.2 million to the Company, which will also be placed in the reserve account.

INDEPENDENT ACCOUNTANTS' REPORT

Oncor Electric Delivery Transition Bond Company LLC:

We have reviewed the accompanying condensed balance sheet of Oncor Electric Delivery Transition Bond Company LLC (a wholly owned subsidiary of Oncor Electric Delivery Company) (the "Company") as of September 30, 2003 and the related condensed statement of income for the three-month and nine-month periods ended September 30, 2003, and the condensed statement of cash flows for the nine-month period ended September 30, 2003. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of the Company as of December 31, 2002, and the related statement of member's equity for the year then ended (not presented herein); and in our report, dated June 17, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2002, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.







DELOITTE & TOUCHE LLP

Dallas, Texas
November 11, 2003

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BUSINESS

         The following discussion and analysis should be read in combination with the interim financial statements contained in this Form 10-Q and the annual financial statements included in the Company's Prospectus.

      Business - The Company is a bankruptcy remote special purpose Delaware limited liability company, wholly-owned by Oncor. Oncor is a wholly-owned subsidiary of US Holdings, which is a wholly-owned subsidiary of TXU Corp. Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs that sell electricity in the north-central, eastern and western parts of Texas.

         The Company was organized in November 1999 for the sole purpose of purchasing and owning transition property acquired from Oncor. The Company had no operations until August 2003. In connection with the acquisition of the transition property, the Company has agreed to (a) register and issue one or more series of transition bonds, each of which may be comprised of one or more classes, (b) pledge its interest in the transition property and other transition bond collateral to secure the transition bonds, (c) make debt service payments on the transition bonds, and (d) perform other activities that are necessary, suitable or convenient to accomplish these purposes. The Company is structured and is operated in a manner such that in the event of bankruptcy proceedings against Oncor, the assets of the Company will not be consolidated into the bankruptcy estate of Oncor. Oncor is not the owner of the transition property described herein, and the assets of the Company are not available to pay creditors of Oncor or any of its affiliates.

RESULTS OF OPERATIONS

         In August 2003, the Company issued and sold the first series of transition bonds in an amount of $500 million aggregate principal amount. The proceeds from the transition bond issuance were used to acquire transition property from Oncor. Such property represents the irrevocable right to impose, collect and receive transition charges in an amount sufficient to pay the interest, fees, and expenses associated with the transition bonds, as well as the aggregate principal amount of the transition bonds.

         Also in August 2003, Oncor made a capital contribution of $6.3 million to the Company, of which $2.5 million is held by the indenture trustee and pledged as collateral to the first series of transition bonds, and the remaining $3.8 million is held by the indenture trustee to be used to fund any future fees and expenses of the trust not recovered from the transition charges.

         The Company pledged its interests in the transition property and other transition bond collateral to secure the transition bonds.

         In September 2003, Oncor, on behalf of the Company, began billing REPs the initial transition charges approved by the Commission-approved on behalf of the Company to collect the funds needed to make scheduled principal and interest payments on the transition bonds issued in August 2003. Operating revenues of $7,915,143 include $2,974,575 of accrued unbilled revenues, as well as interest income on those funds collected.

         In connection with the issuance of the first series of transition bonds, the Company began accruing interest on the $500 million aggregate principal amount of such bonds. For the three months ended September 30, 2003, interest expense totaled $2,393,156.

         In September 2003, the Company commenced amortization of the transition property in accordance with the amortization schedule approved by the Commission and based on expected collections of transition charges over the life of the bonds. Such amortization for the period ended September 30, 2003 was $1,768,666.

         The transition charges billed to REPs are designed to, over time, equate to the interest costs, the principal of the bonds, represented in the income statement as amortization of the transition property, and other related costs. However, transition charge revenues are expected to vary from projected amounts due to variations in power usage and the effects of unbilled revenue accruals resulting in temporary over or under recovery of transition charges. In the current period, the Company recorded over recovery of transition charges expense and an offsetting regulatory liability of $3,685,499. The Commission reviews and adjusts transition charges at least once a year. This review is used to adjust any over or under collections during the preceding 12 months and to provide for recovery of amounts sufficient to pay the debt service and related costs.

         Servicing fees accrued, payable to Oncor, totaled $57,094 for the three months ended September 30, 2003. This amount is expected to increase once the remaining $800 million of transition bonds are issued, which is expected to be completed in the first quarter of 2004.

FINANCIAL CONDITION

Liquidity and Capital Resources

      Cash Flows -- Cash flows provided by operating activities for the nine months ended September 30, 2003 were $136,335. This amount represents the cash collected on receivables and investment income on restricted cash.

      Cash flows provided by financing activities in 2003 of $506,347,154, reflected proceeds from the issuance of $500 million of transition bonds in August 2003 and $6,347,154 of cash contributed from the parent.

      Cash flows used in investing activities in 2003 of $506,349,501, reflected $500,000,000 paid to Oncor to purchase the intangible transition property and $6,349,501 of cash deposited with the indenture trustee for collateral and restricted use.

Financing Activities

      The Company's financial needs are limited to issuance of the $1.3 billion in transition bonds. There is no provision to allow for any other borrowings.

      Long-Term Debt -- During the three months ended September 30, 2003, the Company issued $500 million of long-term debt and is expected to issue $800 million of additional long-term debt in the first quarter of 2004.

      Financial Covenants -- The terms of the indenture contain financial covenants that require maintenance of specified collateral deposits in proportion to the aggregate principal amount of the bonds outstanding. As of September 30, 2003, the Company was in compliance with such covenants.

FORWARD-LOOKING STATEMENTS

      This report and other presentations made by the Company contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties that could cause the actual results of the Company to differ materially from those projected in such forward-looking statements. The following are among the important factors that could cause actual results to differ materially from the forward-looking statements:

      o  state or federal legislative or regulatory developments,
      o  national or regional economic conditions,
      o  the accuracy of the servicer's estimates of market demand for energy,
      o the accuracy of the servicer's estimates of industrial, commercial and residential growth in Oncor's service territory, including related estimates of conservation and electric usage efficiency,
      o weather conditions and other natural phenomena affecting retail electric customer energy usage,
      o  acts of sabotage, terrorist activities or other catastrophic events,
      o the speed, degree and effect of continued electric industry restructuring,
      o the operating performance of Oncor's facilities and third-party suppliers of electric energy in Oncor's service territory,
      o the accuracy of the servicer's estimates of the payment patterns of retail electric customers, including the rate of delinquencies and any collections curves, and
      o the operational and financial ability of REPs to bill and collect transition charges and make timely payments of amounts billed by the servicer to the REPs for transition charges.

      Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for the Company to predict all of such factors, nor can it assess the impact of each such factor or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

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

                        PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits filed as a part of Part II are:

15 Letter from independent accountants as to unaudited interim financial information

31(a)    Section 302 Certification of Chief Executive Officer

31(b)    Section 302 Certification of Principal Financial Officer

32(a)*   Section 906 Certification of Chief Executive Officer

32(b)*   Section 906 Certification of Principal Financial Officer

99(a)    Monthly Servicer's Certificate

99(b)    Statement of Balances as of September 30, 2003

99(c) Quarterly Statement Regarding the Status of Materially Significant Retail Electric Providers

-------------
* Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this Certificate is not being "filed" for purposes of Section 18 of the Securities Act of 1934


(b) Reports on Form 8-K furnished or filed since June 30, 2003:

     July 25, 2003        Item 5.  Other Events and Regulation FD Disclosure
                          Item 7.  Financial Statements and Exhibits

     August 4, 2003       Item 5.  Other Events and Regulation FD Disclosure
                          Item 7.  Financial Statements and Exhibits

     August 28, 2003      Item 5.  Other Events and Regulation FD Disclosure

                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                          ONCOR ELECTRIC DELIVERY TRANSITION
                                                    BOND COMPANY LLC



                                       By      /s/ Marc D. Moseley
                                      ----------------------------------------
                                      Marc D.  Moseley,
                                      Manager and Principal Accounting Officer






Date:  November 14, 2003