Form 10-K
period 2003-12-31
ONCOR ELECTRIC DELIVERY TRANSITION BOND CO LLC
filed 2004-03-25
CIK 1100179

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                ------------------------------------------


                                    FORM 10-K


  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

               For the Fiscal Year Ended December 31, 2003


                                  -- OR --


  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


                 ------------------------------------------

                        Commission File Number 333-91935


               Oncor Electric Delivery Transition Bond Company LLC
             (Exact Name of Registrant as Specified in its Charter)


A Delaware Limited Liability Company                        75-2851358
     (State of Incorporation)              (I.R.S. Employer Identification No.)

500 N. Akard Street, Dallas, Texas 75201                   (214) 486-2000
(Address of Principal Executive Offices)        (Registrant's Telephone Number)
 (Zip Code)
                  ------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:    None

                   ----------------------------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).  Yes    No X
                                                    ---   --

As of March 19, 2004, all outstanding common membership interests in Oncor Electric Delivery Transition Bond Company LLC were held by Oncor Electric Delivery Company.

Oncor Electric Delivery Transition Bond Company LLC meets the conditions set forth in General Instructions (I) (1) (a) and (b) of Form 10-K and is therefore filing this report with the reduced disclosure format.

===============================================================================

                                TABLE OF CONTENTS
-----------------------------------------------------------------------------------------------------------------------------

                                                                                                          Page
                                                                                                          ----
Glossary............................................................................................        ii

                                                 PART I


Item 1.           BUSINESS ......................................................................            1
                   LEGISLATIVE BACKGROUND .......................................................            1
                   REQUIRED REPORTS .............................................................            3

Item 2.           PROPERTIES.....................................................................            3

Item 3.           LEGAL PROCEEDINGS..............................................................            3

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................            3

                                                 PART II

Item 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS............................................................            4

Item 6.           SELECTED FINANCIAL DATA........................................................            4

Item 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS............................................            4

Item 7a.          QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK..............................................................            4

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................            4

Item 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE............................................            4

Item 9a.          CONTROLS AND PROCEDURES........................................................            4

                                                PART III

Item 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................            5

Item 11.          EXECUTIVE COMPENSATION.........................................................            5

Item 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.....................................................................            5

Item 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................            5

Item 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES.........................................            5

                                                 PART IV

Item 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K.......................................................................            5

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

1999 Restructuring Legislation.......legislation that restructured the electric utility industry in Texas to provide for competition

Commission...........................Public Utility Commission of Texas

Company..............................Oncor Electric  Delivery Transition Bond
                                     Company LLC, a wholly-owned bankruptcy
                                     remote financing subsidiary of Oncor

Financing Order......................the financing order issued by the
                                     Commission on August 5, 2002 to Oncor, its successors and assigns that provide transmission and distribution service

Moody's..............................Moody's Investors Services, Inc.

Oncor................................Oncor Electric Delivery Company, a
                                     subsidiary of US Holdings and parent of
                                     the Company

REP..................................retail electric provider

S&P..................................Standard & Poor's, a division of the
                                     McGraw Hill Companies

Settlement...........................regulatory settlement plan agreed to by the
                                     Commission in 2002

Settlement Plan......................regulatory settlement plan that received final approval by the Commission in
                                     January 2003

SFAS.................................Statement of Financial Accounting Standards
                                     issued by the Financial Accounting
                                     Standards Board

SFAS 71..............................SFAS No. 71, "Accounting for the Effects
                                     of Certain Types of Regulation"

US GAAP..............................accounting principles generally accepted in the United States of America

US Holdings..........................TXU US Holdings Company, a subsidiary of
                                     TXU Corp.

                                     PART I

Item 1.  BUSINESS

                                    BUSINESS
                                    --------

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

      In accordance with the Settlement, Oncor received a financing order authorizing the issuance of transition bonds in the aggregate principal amount of up to $1.3 billion to recover regulatory assets and other qualified costs as discussed below. In August 2003, the Company issued and sold the first series of transition bonds in an aggregate principal amount of $500 million. The net proceeds from the sale of the transition bonds were used to acquire transition property. The Company pledged its interest in the transition property and other transition bond collateral to secure the transition bonds. A second issuance of approximately $790 million is expected to be completed in the first half of 2004. The principal and interest on the transition bonds is recoverable through a delivery fee surcharge (transition charge) to all REPs.


                             LEGISLATIVE BACKGROUND

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

      Transition Property - The 1999 Restructuring Legislation and the financing order permit an electric utility to transfer its rights and interests in the financing order, including the right to collect transition charges pursuant to the 1999 Restructuring Legislation, to a special purpose entity formed by the electric utility to issue debt secured by the right to receive revenues arising from the transition charges. The electric utility's right to receive the transition charges and its other rights and interests under the financing order constitute "transition property" once transferred to the Company. The transition property represents the irrevocable right to impose, collect and receive transition charges in an amount sufficient to pay the interest, fees, and expenses associated with the transition bonds, and the aggregate principal amount of the transition bonds.

      Transition Charges - Oncor and the Company have entered into a servicing agreement. Transition charges are assessed by the servicer. The servicer manages, services, bills and collects payments in respect of the transition property under the terms of the servicing agreement. Transition charges are billed based on a retail customer's actual consumption of electricity. However, transition charges for demand customers are based on the maximum amount of electricity that such customers are expected to consume based on their actual consumption during the prior year. Transition charges are collected by the servicer from REPs that collect transition charges from retail customers as part of its normal collection activities. The Commission reviews and adjusts transition charges at least once a year. This review is used to adjust any over or under collections during the preceding 12 months and to provide for recovery of amounts sufficient to pay all debt service and other required amounts and charges in connection with the transition bonds.

      Servicing Fees - As long as Oncor or its affiliate or agent acts as servicer, the annual aggregate servicing fee will be the greater of $400,000 for all series of outstanding transition bonds or 0.05% per year of the initial principal amount of all series of outstanding transition bonds. If a successor servicer that is not affiliated with Oncor is appointed, it will be entitled to receive a servicing fee not in excess of 0.60% per year of the initial principal amount of each series of outstanding transition bonds. The servicing fee will be recovered by the Company through the transition charges. In addition, under the servicing agreement, Oncor, as servicer, must seek interim and non-standard true-up adjustments when certain conditions are met.

      Administration Fees - Oncor and the Company have also entered into an administration agreement, whereby Oncor provides administrative services to the Company, such as clerical, secretarial and other accounting services, at a fixed fee per year. As long as Oncor or its affiliate or agent, act as administrator, the annual administration fee will be $50,000, payable in arrears on each payment date. Oncor, as administrator, is limited under the terms of the administration agreement to total compensation in the form of the annual administration fee of $50,000 plus any fees paid to third parties on behalf of the Company.

      Operating Expenses - The Company can recover annual operating expenses, including the annual administration fee to Oncor, of $185,000 annually through the transition charges.

                                REQUIRED REPORTS

      The Company has included in this annual report on Form 10-K or furnished on its website at www.oncorgroup.com, as indicated, the following information in respect of each series of outstanding transition bonds, as required by the terms of the indenture relating to the transition bonds. Exhibits that are filed as a part of this Form 10-K are listed in Appendix B.

                      Required Item                                 Filed as Exhibit or Furnished on Website
---------------------------------------------------               -------------------------------------------
Monthly servicer reports (for the latest quarter)                           Exhibit 99 (d)

A statement reporting the balance in the collection                         Exhibit 99 (e)
     account as of the end of each quarter

A statement showing the balance of outstanding                              Exhibit 99 (f)
     bonds that reflects the actual periodic payments
     made on the bonds

The semi-annual servicer's certificate which is                             Exhibit 99 (g)
     required to be submitted pursuant to the
     Servicing Agreement

The  true-up filing in respect of the series of                             Website
     outstanding bonds and the results of
     each true-up filing:


     Interim true-up of transition  charges for the Series
     2003 Bonds,  filed as of January 15, 2004

A quarterly statement affirming that, in all material                       Exhibit 99 (h)
     respects, for each materially significant REP,
     (a) each REP has been billed in compliance
     with the requirements outlined in the
     Financing Order; (b) each REP has made
     payments in compliance with the
     requirements outlined in the Financing
     Order, and (c) each REP satisfies the
     creditworthiness requirements of the
     Financing Order.

Item 2.   PROPERTIES

      The Company does not own any tangible property, other than books and records. The primary asset of the Company is the transition property described in Item 1. Business.

Item 3. LEGAL PROCEEDINGS

    None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Not applicable. All outstanding common membership interests in the Company are held by Oncor.

Item 6.   SELECTED FINANCIAL DATA

     Item 6 is not presented herein as Oncor meets the conditions set forth in General Instruction (I) (1) (a) and (b).

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required hereunder for the Company in its reduced format as allowed for under the General Instruction (I)(1)(a) and (b) is set forth under Management's Discussion and Analysis of Financial Condition and Results of Operations included in Appendix A to this report.


Item 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     None.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required hereunder for the Company is set forth under Independent Auditors' Report, Statements of Income, Statements of Cash Flows, Balance Sheets, Statements of Membership and Notes to Financial Statements included in Appendix A of this report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

Item 9a.   CONTROLS AND PROCEDURES

     An evaluation was performed under the supervision and with the participation of the Company's management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect as of December 31, 2003. Based on the evaluation performed, the Company's management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective.

                                    PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     Item 10 is not presented herein as the Company meets the conditions set forth in General Instruction (I) (1) (a) and (b).

Item 11.   EXECUTIVE COMPENSATION

     Item 11 is not presented herein as the Company meets the conditions set forth in General Instruction (I) (1) (a) and (b).

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Item 12 is not presented herein as the Company meets the conditions set forth in General Instruction (I) (1) (a) and (b).

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Item 13 is not presented herein as the Company meets the conditions set forth in General Instruction (I) (1) (a) and (b).


                                     PART IV

Item 14.   FINANCIAL ACCOUNTING FEES AND SERVICES

     Not applicable.

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                      Page
                                                                                                      ----
(a) Documents filed as part of this Report:

      Financial Statements (included in Appendix A to this report):

      Management's Discussion and Analysis of Financial Condition and Results of
        Operations.............................................................................       A-2
      Independent Auditors' Report.............................................................       A-20
      Statement of Income for the year ended December 31,2003..................................       A-21
      Statement of Cash Flows for the year ended December 31, 2003.............................       A-22
      Balance Sheets, December 31, 2003 and 2002...............................................       A-23
      Statement of Member's Equity for each of the three years in the period
         ended December 31, 2003...............................................................       A-24
      Notes to Financial Statements............................................................       A-25

      The financial statements schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

(b) Reports on Form 8-K:

    None

(c) Exhibits furnished or filed as a part of this report:

    Included in Appendix B to this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Oncor Electric Delivery Transition Bond Company LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                                      ONCOR ELECTRIC DELIVERY
                                                                   TRANSITION BOND COMPANY LLC


Date:   March 25, 2004                                       By:             /s/ M.S. GREENE
                                                                    ------------------------------------
                                                                       (M. S. Greene, President and
                                                                             Chief Executive)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Oncor
Electric Delivery Transition Bond Company LLC and in the capacities and on the date indicated.

                        Signature                                    Title                              Date
                        ---------                                    -----                              ----


                     /s/ M.S. GREENE                        Principal Executive                 March 25, 2004
----------------------------------------------------------- Officer and Manager
      (M. S. Greene, President and Chief Executive)


                   /s/ SCOTT LONGHURST                      Principal Financial Officer         March 25, 2004
-----------------------------------------------------------
       (Scott Longhurst, Senior Vice President and
               Principal Financial Officer)


                    /s/ H. DAN FARELL                       Manager                             March 25, 2004
-----------------------------------------------------------
                     (H. Dan Farell)


                   /s/ ERIC H. PETERSON                     Manager                             March 25, 2004
-----------------------------------------------------------
                    (Eric H. Peterson)


                    /s/ C. JOHN WILDER                      Manager                             March 25, 2004
-----------------------------------------------------------
                     (C. John Wilder)



                                  CERTIFICATION



I, Scott Longhurst, Senior Vice President and Principal Financial Officer of Oncor Electric Delivery Company, the servicer under the transition property servicing agreement, certify that:

        1. I have reviewed this annual report on Form 10-K and all other reports containing distribution information filed for the period covered by this annual report;

        2. To the best of my knowledge, the information in these reports does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading;

        3. To the best of my knowledge, the financial information required to be provided to the trustee by the servicer under the transition property servicing agreement is included in these reports; and

        4. I am responsible for reviewing the activities performed by the servicer under the transition property servicing agreement and based upon the review required under the transition property servicing agreement the servicer has fulfilled its obligations under the transition property servicing agreement.




Date:    March 25, 2004


                             By:      /s/ Scott Longhurst
                                   -------------------------------------------
                                   (Scott Longhurst, Senior Vice President and
                                     Principal Financial Officer of Oncor
                                       Electric Delivery Company)


                                                                                                      Appendix A


ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC
INDEX TO FINANCIAL INFORMATION
December 31, 2003



                                                                                                          Page


Management's Discussion and Analysis of Financial Condition and Results of Operations.......                A- 2

Independent Auditors' Report................................................................                A-20

Financial Statements:

     Statement of Income....................................................................                A-21

     Statement of Cash Flows................................................................                A-22

     Balance Sheets.........................................................................                A-23

     Statement of Member's Equity...........................................................                A-24

     Notes to Financial Statements..........................................................                A-25


               ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

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

RESULTS OF OPERATIONS

      In August 2003, the Company issued and sold the first series of transition bonds in an aggregate principal amount of $500,000,000. The proceeds from the sale of the transition bonds were used to acquire transition property from Oncor. Such property represents the irrevocable right to impose, collect and receive transition charges in an amount sufficient to pay the interest, fees, and expenses associated with the transition bonds, as well as the aggregate principal amount of the transition bonds. The Company pledged its interests in the transition property and other transition bond collateral to secure the transition bonds.

      Also in August 2003, Oncor made a capital contribution of $6,346,154 to the Company, of which $2,500,000 is held by the indenture trustee and pledged as collateral to the first series of transition bonds, and the remaining $3,846,154 is held by the indenture trustee in a reserve account to be used to fund any future fees and expenses of the indenture trustee not recovered from the transition charges.

      In December 2003, Oncor contributed an additional $6,153,846, which was also placed in the reserve account with the indenture trustee, to cover any future trustee fees and expenses associated with the transition bonds.

      In September 2003, Oncor, on behalf of the Company, began billing REPs the initial transition charges approved by the Commission to collect the funds needed to make scheduled principal and interest payments on the transition bonds issued in August 2003. Operating revenues of $19,482,393 include $2,534,155 of accrued unbilled revenues, as well as interest income on those funds collected.

      In connection with the issuance of the first series of transition bonds, the Company began accruing interest on the $500,000,000 aggregate principal amount of such bonds. For the year ended December 31, 2003, interest expense totaled $7,777,756.

      In September 2003, the Company commenced amortization of the transition property in accordance with the amortization schedule approved by the Commission and based on expected collections of transition charges over the life of the bonds. Such amortization for the year ended December 31, 2003 was $5,748,164.

      The transition charges billed to REPs are designed to, over time, be sufficient to repay the interest costs, the principal of the bonds, represented in the income statement as amortization of the transition property, and other related costs. However, transition charge revenues are expected to vary from projected amounts due to variations in power usage and the effects of unbilled revenue accruals, resulting in temporary over or under recovery of transition charges. In 2003, the Company recorded over recovery of transition charges expense and an offsetting regulatory liability of $5,770,918. The Commission reviews and adjusts transition charges at least once a year. This review is used to adjust any over or under collections during the preceding 12 months and to provide for recovery of amounts sufficient to pay the debt service and related costs.

      Servicing and administration fees provided by and accrued to Oncor, totaled $169,793 for the year ended December 31, 2003. This amount is expected to increase once the remaining series of transition bonds of approximately $790,000,000 are issued, which is expected to be completed in the first half of 2004.

      Oncor will be required to contribute approximately $3,950,000 upon the issuance of the next series of transition bonds (approximately $790,000,000) in the Capital Sub-account to be pledged as collateral for that series of transition bonds.

FINANCING ACTIVITIES

      The Company's financial needs are limited to issuance of up to $1.3 billion in transition bonds. There is no provision to allow for any other borrowings.

      Financial Covenants, Credit Rating Provisions and Cross Default Provisions -- The terms of the indenture contain financial covenants that require maintenance of specified collateral deposits in proportion to the aggregate principal amount of the bonds outstanding. As of December 31, 2003, the Company was in compliance with such covenants.

FORWARD-LOOKING STATEMENTS

      This report and other presentations made by the Company contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to the risks discussed below under "RISK FACTORS" and the following important factors, among others that could cause the actual results of the Company to differ materially from those projected in such forward-looking statements:

    o    state or federal legislative or regulatory developments,
    o    national or regional economic conditions,
    o the accuracy of the servicer's estimates of market demand and prices for energy,
    o the accuracy of the servicer's estimates of industrial, commercial and residential growth in Oncor's service territory, including related estimates of conservation and electric usage efficiency,
    o weather conditions and other natural phenomena affecting retail electric customer energy usage,
    o    acts of sabotage, terrorist activities or other catastrophic events,
    o the speed, degree and effect of continued electric industry restructuring,
    o the operating performance of Oncor's facilities and third-party suppliers of electric energy in Oncor's service territory,
    o the accuracy of the servicer's estimates of the payment patterns of retail electric customers, including the rate of delinquencies and any collections curves, and
    o the operational and financial ability of REPs to bill and collect transition charges and make timely payments of amounts billed by the servicer to the REPs for transition charges.

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


RISK FACTORS

      The following risk factors are being presented in consideration of industry practice with respect to disclosure of such information in filings under the Securities Exchange Act of 1934, as amended.

      Some important factors that investors should consider carefully before deciding whether to purchase transition bonds of any series or class include:

      Material Payment Delays or Losses on Transition Bonds May be Experienced Due to the Limited Sources of Payment for the Transition Bonds and Limited Credit Enhancement

      Material payment delays or losses on transition bonds may be experienced if the assets securing transition bonds are insufficient to pay the principal amount of such transition bonds and accrued interest on those transition bonds in full. The only source of funds for payments of interest on and principal of the transition bonds of a particular series will be the related Collateral for that series. The Collateral for a particular series of transition bonds will be limited to:

      o the related transition property, including the right to impose, collect and receive the related transition charges from customers and to adjust the transition charges at least annually;

      o available funds on deposit in the applicable trust accounts held by the indenture trustee;

      o contractual rights under the applicable sale agreement, the applicable servicing agreement and other applicable contracts for such series; and

      o any other credit enhancements described in the applicable prospectus supplement related to such series of transition bonds.

      Any floating rate bonds will also have the proceeds of any swap agreement available as a payment source.

      The transition bonds will not be insured or guaranteed by Oncor, including in its capacity as servicer, or by its ultimate parent, TXU Corp., any of its affiliates (other than the Company), the indenture trustee or any other person or entity. Thus, reliance for payment of the transition bonds must be based upon collections of the related transition charges, available funds on deposit in the applicable trust accounts held by the indenture trustee and any other credit enhancement described in the applicable prospectus supplement related to a series of transition bonds. A series of transition bonds will be payable only from Collateral that secures such series and not from transition charges imposed and collected for any other series of transition bonds. The organizational documents of the Company will restrict the right to acquire other assets unrelated to the transactions described herein.

Judicial, Legislative or Regulatory Actions That May Adversely Affect an Investment in Transition Bonds

      Legal Action May Reduce the Value of an Investment in Transition Bonds. The transition property is created pursuant to the Restructuring Act and a financing order issued by the Commission. Investing in bonds payable from an asset that depends for its existence on recently enacted legislation with a limited history and judicial interpretation and regulatory implementation and interpretation is risky. The Restructuring Act was adopted in June 1999 by a vote of 142-4 in the Texas House and 28-3 in the Senate and signed into law by Governor George W. Bush.

      On December 31, 2001, a settlement plan was filed on behalf of US Holdings which, among other things, resolved all issues related to US Holdings' stranded cost recovery and securitization of Oncor's regulatory assets. On August 5, 2002, the Commission issued the Financing Order, pursuant to the settlement plan, authorizing the issuance of transition bonds relating to recovery of Oncor's regulatory assets. The Commission's order approving the settlement plan and the Financing Order were appealed by certain nonsettling parties to the Travis County, Texas District Court in August 2002. In January 2003, US Holdings concluded a settlement of these appeals, and they were dismissed. Thus, the settlement became final.

      A portion of the Restructuring Act was challenged in Texas state court. This portion of the Restructuring Act was upheld and is no longer subject to appeal, as is discussed below. Notwithstanding the Texas state court's decision, a future Texas state or federal court decision might overturn the Restructuring Act or the Financing Order. Because the securitization financing is a creation of statute, any alteration affecting the validity of the relevant underlying legislative provisions could directly impact the transition bonds. For example, if the provisions that create transition property were invalidated, the validity of the principal assets securing the transition bonds could be eliminated. As another example, if the provisions that allow for the transition charge true-up adjustment process were invalidated, the servicer could be prevented from ensuring that sufficient funds are deposited with the indenture trustee for the scheduled payments on the transition bonds. If an invalidation of any relevant underlying legislative provision or financing order provision occurs, some or all of the investment in the transition bonds may be lost or delays may be experienced in recovering the investment. The Restructuring Act or any of its provisions, including the provisions relating to securitization, may be directly contested in courts or otherwise become the subject of litigation.

      The constitutionality of the securitization provisions of the Restructuring Act under the Texas Constitution was challenged in connection with a securitization request made by Central Power and Light Company. The constitutionality of the challenged provisions of the Restructuring Act was affirmed by the Travis County, Texas District Court in July 2000. This judgment was appealed directly to the Texas Supreme Court. On June 6, 2001, the Texas Supreme Court affirmed the judgment of the Travis County, Texas District Court denying this appeal and finding that the securitization provisions are constitutional. The Texas Supreme Court denied rehearing, with a corrected opinion that did not affect the substance of the original ruling, on August 30, 2001. No petition for writ of certiorari was filed with the United States Supreme Court prior to the deadline for such a filing.

      If in the future a state or federal court were to determine that the relevant provisions of the Restructuring Act or the Financing Order are unlawful or invalid, that decision could adversely affect the validity of the transition bonds or the Company's ability to make payments on the transition bonds. In that case, a loss on or delay in recovery of the investment in the transition bonds may be experienced. If the Restructuring Act is overturned, the limitation on appealing the Financing Order may also be overturned. The Company cannot assure that another lawsuit challenging the validity of the Restructuring Act will not be filed in the future or that, if filed, such lawsuit would not be successful.

      Other states have passed electric utility deregulation laws similar to the Restructuring Act, and some of these laws have been challenged by judicial actions. To date, none of these challenges has succeeded, but future judicial challenges could be made in other states. An unfavorable decision regarding another state's law would not automatically invalidate the Restructuring Act or the Financing Order, but it might provoke a challenge to the Restructuring Act or the Financing Order. In addition, an unfavorable court decision with respect to another state's statute may establish a legal precedent for a successful challenge to the Restructuring Act depending on the similarity of the other statute and the applicability of the legal precedent to the Restructuring Act. Furthermore, legal action in other states could heighten awareness of the political and other risks of the transition bonds, and in that way may limit the liquidity and value of the transition bonds. Therefore, legal activity in other states may indirectly affect the value of an investment in transition bonds.

      Neither the Company nor Oncor nor any successor seller will indemnify an investor for any changes in the law, including any amendment or repeal of the Restructuring Act, that may affect the value of the transition bonds. Oncor or a successor seller may have to indemnify the Company, however, if legal action based on law in effect at the time of the issuance of the transition bonds invalidates the transition property.

      Further Legislative Action May Reduce the Value of An Investment in Transition Bonds. The value of an investment in transition bonds may decline due to legislative action. For example:

     (a) Future Texas Legislative Action May Invalidate the Transition Bonds or the Transition Property which is the Primary Source of Payments on the Transition Bonds. Unlike many other states (including California, Massachusetts and Michigan), the citizens of the State of Texas do not have the constitutional right to adopt or revise laws by initiative or referendum. Thus, absent any amendment of the constitution of the State of Texas, the Restructuring Act cannot be amended or repealed by direct action of the electorate. The Texas legislature may repeal the Restructuring Act, or amend the Restructuring Act in a way that limits or alters the transition property so as to reduce its value. However, under the Restructuring Act, the State of Texas has pledged for the benefit and protection of Oncor and all financing parties that it (including the Commission) will not take or permit any action to be taken that would impair the value of the transition property.

       Hunton & Williams LLP has rendered its opinion to the Company and Oncor in connection with the issuance of the first series of the transition bonds, and will render a similar opinion to the Company and Oncor in connection with the second series of transition bonds, that under the laws of the State of Texas and the United States, holders of the transition bonds could successfully challenge under the Federal Contracts Clause and the Texas Contracts Clause the constitutionality of any legislation passed by the State of Texas, including the Commission, which becomes law that repeals or amends the Restructuring Act in such a manner that substantially impairs the value of the rights of the holders of the transition bonds or the transition charges prior to the time that the transition bonds are fully paid and discharged, unless it was determined that such repeal or amendment was a legitimate and reasonable exercise of the State of Texas' sovereign powers and reasonable and necessary to serve a significant and legitimate public purpose. Further, Hunton & Williams LLP will render to the Company and Oncor its opinion that a court would conclude that adverse action by the Texas legislature or the Commission that repeals the State of Texas' pledge to the holders of the transition bonds or otherwise adversely affects the transition property would constitute a compensable "taking" under the Takings Clauses of the United States and Texas Constitutions, if the court determines that any such action is an intentional action by the Texas legislature or the Commission, effects a regulatory taking of the transition property and is for public use. There is no assurance, however, that, even if a court were to award just compensation, it would be sufficient to pay the full amount of principal and interest on the transition bonds.

      It may be possible for the Texas legislature to enact legislation that would impair the rights and remedies of bondholders without violating the State's pledge, if the legislature acts in order to serve a significant and legitimate public purpose, such as protecting the public health and safety or otherwise acts in the valid exercise of the state's police power. Even if the legislature provides an investor with an amount deemed to be just compensation, it may not be sufficient to fully recover the investment. The Company cannot assure an investor of the likelihood or legal validity of any action of this type by the Texas legislature, or whether the action would be considered a taking. As of the date of this report, the Company is not aware of any pending legislation in the Texas legislature that would affect any provisions of the Restructuring Act related to transition property or transition charges or the provisions of the Financing Order.

      The Company cannot assure an investor that a repeal or amendment to the Restructuring Act will not be sought or adopted or that any action by the State of Texas adverse to an investment in the transition bonds will not occur. In any such event, costly and time-consuming litigation might ensue. Any litigation of this type might adversely affect the price and liquidity of the transition bonds and delay the payment of interest and principal and, accordingly, the weighted average lives of the transition bonds.

      (b) The Restructuring Act May be Overturned by the Federal Government Without Full Compensation. The United States Congress or a federal agency may decide that it can preempt the Texas legislature and pass a law or adopt a rule or regulation prohibiting or limiting the collection of transition charges, or otherwise affecting the energy industry. A prohibition of this nature could negate the existence of transition property. One bill was introduced in the 107th Congress possibly prohibiting the recovery of wholesale stranded costs through charges similar to the transition charges provided for in the Restructuring Act. As of the date of this report, neither the House nor the Senate committees having primary relevant jurisdiction have considered, or indicated an intent to consider, the prohibition of the recovery of stranded costs or transition charges. The Company cannot predict whether any future bills that prohibit the recovery of stranded costs or regulatory assets, or securitized financing for the recovery of stranded costs, will become law or, if they become law, what their final form or effect will be. The Company can give no assurance that a court would consider the preemption by federal law of the Texas Restructuring Act a taking of property from the Company or from the holders of transition bonds. Moreover, even if this preemption of the Restructuring Act and/or the Financing Order by the federal government were considered a taking under the U.S. Constitution for which the government had to pay the estimated market value of the taken transition property at the time of the taking, the Company can give no assurance that this compensation would be sufficient to pay the full amount of principal of and interest on the transition bonds or to pay such amounts on a timely basis.

      The Company and Oncor have agreed to take legal or administrative action as may be reasonably necessary to block or overturn any attempts to cause a repeal, modification or amendment to the Restructuring Act, the Financing Order or the transition property.

      Neither the Company, Oncor nor any successor seller or servicer will indemnify an investor for any changes in the law that may affect the value of the transition bonds. In addition, any action by the United States Congress or Texas legislature, even if the action is ultimately determined to be invalid, and even if full compensation is ultimately provided to the holders of transition bonds, might result in costly and time-consuming litigation. Any litigation of this type might adversely affect the price and liquidity of the transition bonds and the dates of payment of interest and principal. Moreover, given the lack of judicial precedent directly on point, and the novelty in Texas of transition property as security for transition bonds, the Company cannot predict the outcome of any litigation with certainty. Accordingly, an investor may suffer a loss on or delay in recovery of an investment in the transition bonds.

      (c) The Commission May Take Future Actions Which May Reduce the Value of an Investment in Transition Bonds. The Restructuring Act provides that the Financing Order is irrevocable upon issuance and is not subject to reduction, impairment or adjustment by further action of the Commission, except for the true-up adjustments. The State of Texas (including the Commission) has pledged that it will not take or permit any action to amend, alter or impair the value of transition property created under the Financing Order, except as permitted in true-up adjustments, until the principal, interest and premium, if any, and any other charges incurred and contracts to be performed in connection with the transition bonds have been paid and performed in full. The Commission guarantees that it will take specific regulatory actions pursuant to the Financing Order, as expressly authorized by the 1999 Restructuring Legislation, to ensure that transition charge revenues are sufficient to pay principal and interest on the transition bonds. However, the Commission retains the power to adopt, revise or rescind rules or regulations affecting the seller or a successor utility. The Commission also retains the power to interpret the Financing Order. Any new or amended regulations or orders by the Commission, for example, could affect the ability of the servicer to collect the transition charges in full and on a timely basis. The seller has agreed to take legal or administrative action to resist any Commission rule, regulation or decision that would reduce the value of the transition property. The Company cannot assure an investor that the seller would be successful in its efforts. Thus, future Commission rules, regulations or decisions may adversely affect the rating of the transition bonds, their price or the rate of transition charge collections and, accordingly, the amortization of transition bonds and their weighted average lives. As a result, an investor could suffer a loss in connection with an investment in transition bonds.

      The servicer is required to file with the Commission, on behalf of the Company, any requested adjustments of the transition charges. There is uncertainty associated with investing in transition bonds whose timely payment of principal and interest may depend on true-up adjustments because of the limited judicial or regulatory experience implementing and interpreting the provisions of the Restructuring Act providing for true-up adjustments. The Company cannot assure that the foregoing adjustment procedures and adjustments will not be challenged. Such challenges could result in costly and time consuming litigation. A shortfall or material delay in transition charge collections due to inaccurate forecasts, delayed implementation of true-up adjustments or the failure to implement a true-up adjustment could result in payments of principal of and interest on the transition bonds not being paid according to the expected amortization schedule, lengthening the weighted average life of the transition bonds, or in payments of principal and interest not being made at all. As a result, an investor could suffer a loss in connection with an investment.

      On May 20, 2003, various electric cooperatives and municipally-owned utilities in Oncor's service territory filed a petition for rulemaking with the Commission requesting that the Commission adopt a rule regarding the billing and collection of transition charges from end-use customers in multiply-certificated service areas who switched electricity providers after May 1, 1999. Oncor believes that the number of such customers is less than one hundred. The rule proposed by the petitioners only involves the method of collecting transition charges, including the liability in connection therewith, and would require the transition charges to be billed directly to those customers by the servicer, rather than by the applicable electric cooperative or municipally-owned utility. Oncor has filed a response to the petition stating that the proposed rule would violate the Restructuring Act and the Financing Order and has filed a complaint with the Commission requesting that the Commission order the electric cooperatives and municipally-owned utilities to implement the current procedure. The Commission has denied the rulemaking petition and indicated that it will initiate a separate rulemaking later. The complaint proceeding is currently abated to allow Oncor and the petitioners to pursue settlement negotiations. Inasmuch as the petitioners assert that the issue in this proceeding does not involve the legality of the recovery of the transition charges or the amount thereof, Oncor does not believe the result of this proceeding will be materially adverse to holders of the transition bonds; however, Oncor cannot predict the outcome.

Servicing Risks

      Inaccurate Forecasting or Unanticipated Delinquencies Could Result in Insufficient Funds to Make Scheduled Payments on the Transition Bonds. The transition charges are generally assessed based on customer usage, which includes kilowatts demanded and kilowatt-hours of electricity consumed by retail customers in Oncor's service area. Oncor will calculate the transition charges for each series of transition bonds according to the methodology approved by the Financing Order authorizing those transition charges. In addition, Oncor, as servicer, is required to file with the Commission periodic adjustment calculations for the transition charges. These adjustments are intended to provide, among other things, for timely payment of the transition bonds, but the frequency of these adjustments is limited to once per year for a standard true-up, no more than semi-annually (if payment dates on transition bonds are semi-annual) or not more than once every three months (if payment dates on the transition bonds are quarterly) for an interim true-up, but can be more frequently for a non-standard true-up. Oncor will generally base its adjustment calculations on any shortfalls or excess in collections from customers during the prior adjustment period and on projections of future electricity use and customers' ability to pay their electric bills. If the servicer inaccurately forecasts electricity consumption or demand or underestimates customer delinquencies or charge-offs when setting or adjusting the transition charges, or if the effectiveness of the adjustments is delayed for any reason, there could be a shortfall or material delay in transition charge collections. A shortfall or material delay in transition charge collections could result in payment of principal of and interest on the transition bonds not being made according to the expected amortization schedule, thus lengthening the weighted average life of the transition bonds, or in payments of principal and interest not being made at all.

      Inaccurate forecasting of electricity consumption by the servicer could result from, among other things:

      o warmer winters or cooler summers, resulting in less electricity consumption than forecasted;

      o general economic conditions being worse than expected, causing customers to migrate from Oncor's service territory or reduce their electricity consumption;

      o the occurrence of a natural disaster, such as a tornado, or an act of war or terrorism or other catastrophic event unexpectedly disrupting electrical service and reducing usage;

      o problems with energy generation, transmission or distribution resulting from the change in the market structure of the electric industry;

      o  customers ceasing business or departing Oncor's service territory;

      o  dramatic changes in energy prices resulting in decreased consumption;

      o customers consuming less electricity because of increased conservation efforts or increased electric usage efficiency; or

      o customers switching to alternative sources of energy, including self-generation of electric power.

         Inaccurate forecasting of delinquencies or charge-offs by the servicer could result from, among other things:

      o unexpected deterioration of the economy or the occurrence of a natural disaster, or an act of war or terrorism or other catastrophic event or the declaration of a heat moratorium causing greater charge-offs than expected or forcing Oncor or a successor distribution company to grant additional payment relief to more customers;

      o a change in law that makes it more difficult for Oncor or a successor distribution company or a REP to terminate service to nonpaying customers, or that requires Oncor or a successor distribution company or REP to apply more lenient credit standards in accepting customers;

      o the introduction into the energy markets of REPs who collect payments arising from the transition charges, but who may fail to remit retail customer charges to the servicer in a timely manner; or

      o the failure of REPs to submit accurate and timely information to the servicer regarding their collections and charge-offs. See "It May Be Difficult to Collect the Transition Charges from REPs."

      There are Uncertainties Associated with Collecting the Transition Charges, and There is Unpredictability Associated with a Deregulated Electricity Market. Oncor has only limited experience in calculating transition charges for customers, which commenced recently following the issuance of the first series of transition bonds. The predictions associated with billing and collecting transition charges are based primarily on historical collection of payments and forecasted energy usage for which Oncor has records available. These usage and collection records, however, may not reflect customers' payment patterns or energy usage in the competitive market, as competition was introduced in Texas for the first time on January 1, 2002. These records also reflect limited experience with consolidated billing to REPs. Because that kind of billing is new in Texas, unforeseen factors may adversely affect collection of payments. Therefore, the records that Oncor has to date may have limited value in calculating the initial transition charges and the proposed true-up adjustments. Furthermore, Oncor, as servicer, has only limited experience administering transition charges, which commenced recently following the issuance of the first series of transition bonds. Risks are associated with Oncor's inexperience in calculating, billing and collecting the transition charges and in managing customer payments on the Company's behalf. A shortfall or material delay in collecting transition charges could result in payments of principal not being paid according to the expected amortization schedule, lengthening the weighted average life of the transition bonds, or in payments of principal and interest not being made at all. As a result, an investor could suffer a loss in connection with the investment.

      An Investment in Transition Bonds Relies on Oncor or its Successor Acting as Servicer of the Transition Property. Oncor, as servicer, will be responsible for billing and collecting transition charges from REPs and for filing with the Commission to adjust these charges. If Oncor ceases servicing the transition property, it might be hard to find a successor servicer and any transfer of servicing to a successor servicer may adversely affect an investor. Any successor servicer may have less experience than Oncor and may have less capable billing and/or collection systems than Oncor and may experience difficulties in collecting transition charges and determining appropriate adjustments to transition charges. A successor servicer might charge fees that, while permitted under the Financing Order, are higher than the fees paid to Oncor as servicer. If Oncor were to be replaced as servicer, any of these factors and others could delay the timing of payments and may reduce the value of an investment in transition bonds. Also, a change in servicer may cause billing and/or payment arrangements to change, which may lead to a period of disruption in which customers continue to remit payments according to the former arrangement, resulting in delays in collection that could result in delays in payment on the transition bonds. Under the Oncor servicing agreements, no servicer default may be waived without the written consent of both the Commission and holders of a majority of the applicable series of outstanding transition bonds. The servicing agreements will also grant the independent right to the Commission, in addition to the right of the indenture trustee on behalf of the transition bondholders, to require transfer of the servicing to a successor servicer in the event of any such servicer default.

      Upon a default under a servicing agreement based upon the commencement of a case by or against the servicer under the United States Bankruptcy Code or similar laws, the indenture trustee and the Company may be prevented from effecting a transfer of servicing. The Restructuring Act provides that upon a default under the transition bonds, which may result from servicer's failure to make required remittances, the indenture trustee would have the right to apply to the Commission for an order that amounts arising from transition charges be transferred to a separate account, and to apply to the district court of Travis County, Texas for an order for sequestration and payment of revenues arising from the transition charges. However, in the event that the servicer becomes subject to a bankruptcy proceeding, federal bankruptcy law may prevent the Commission or the Texas court from issuing or enforcing these orders. The indenture requires the indenture trustee to request an order from the bankruptcy court to permit the Commission or the Texas court to issue and enforce these orders. However, the bankruptcy court may deny the request. The failure of the servicer to make required remittances would likely result in a default under the indenture.

      Under the intercreditor agreement among the Company, Oncor, the transition bond parties and the parties to TXU Corp.'s receivables financing program, a replacement servicer would require the agreement of both the trustee and the other parties to the intercreditor agreement. If the trustee and the other parties are unable to agree on a replacement servicer within 10 business days, Oncor's independent auditors would appoint the replacement servicer.

      It May Be Difficult to Collect the Transition Charges from REPs. As part of the restructuring of the Texas electric industry, retail customers in Oncor's service territory began, as of January 1, 2002, or in limited circumstances by participating in a pilot project, sooner, purchasing electricity and related services from REPs rather than Oncor. Oncor is no longer permitted to sell electricity directly to retail customers. US Holdings currently has organized an affiliated REP to provide electricity and related services to retail customers in Oncor's service territory. In the future, US Holdings may establish additional affiliated REPs or divest itself of one or more affiliated REPs. REPs, including US Holdings' affiliated REP, issue a single bill to retail customers purchasing electricity from a REP. The Restructuring Act requires Oncor to allow each REP, including US Holdings' affiliated REP, pursuant to a tariff to be filed by Oncor and approved by the Commission, to issue a single bill to customers purchasing electricity from that REP. This single bill includes all charges related to purchasing electricity from the REP, including delivery services from Oncor and the applicable transition charges. Retail customers will pay transition charges to REPs who supply them with electric power. The REPs will be obligated to remit payments of transition charges to the servicer less a specified percentage allowance for charge-offs or delinquent customer accounts whose service has been terminated, within 35 days of billing from the servicer, even if the REPs do not collect the charges from retail customers. The charge-off percentage will initially be based on the servicer's system-wide charge-off percentage but will then be recalculated annually for each REP in conjunction with the true-up adjustment process. Each REP's recourse for transition charge payments remitted to the servicer but not collected ultimately from customers will be limited to a credit against future transition charge payments unless the REP and the servicer agree to alternative arrangements, but in no event will the REP have recourse to the Company or the Company's funds for such payments. In the event that the REP does not pay the transition charges to the servicer, the servicer will have the right to collect transition charges directly from those retail customers who receive their electricity bills from a REP and have not paid the REP. REPs will bill most retail customers for the transition charges, and as a result we will have to rely on a relatively small number of entities for the collection of the bulk of the transition charges. The servicer will not pay any shortfalls resulting from the failure of any REP to forward transition charge collections. This may adversely affect an investment in transition bonds because:

      o REPs might use more permissive standards in bill collection and credit appraisal than US Holdings historically used, and/or Oncor's affiliated REP uses, with respect to its customers, or might be less effective in billing and collecting. As a result, those REPs may not be as successful in collecting the transition charges as the servicer anticipated when setting the transition charge.

      o If a REP defaults, the REP must either (i) allow the provider of last resort ("POLR") or another certified REP of the customer's choosing to assume responsibility for billing and collecting transition charges from the REP's retail customers, (ii) implement other mutually agreeable arrangements with the servicer or (iii) arrange at the REP's own expense for all amounts owed by its customers to be paid into a lock box controlled by the servicer. In no event may the servicer directly bill a retail customer for service that was previously billed by the REP and previously paid by that customer to the REP. In addition, if a replacement REP assumes the billing and collecting responsibility during the period of a REP default, billing and collections may be delayed due to the need to convert to such replacement provider's systems or because such replacement provider may not have adequate or complete information.

      o A default by a REP which collects from a large number of customers would have a greater impact than a default by a single customer.

      o The bankruptcy of a REP may cause a delay in or prohibition of the enforcement of rights against the REP, including the right to payment to the servicer of transition charges previously collected by the REP, or to comply with financial provisions of the Restructuring Act or other state law.

      o Any security deposit or other form of credit support made or deposited by a REP may not be sufficient to cover any shortfalls resulting from a failure of that REP to forward transition charges to Oncor as servicer.

      REPs who do not have a long-term unsecured credit rating of at least "BBB-" and "Baa3" (or the equivalent from S&P and Moody's, respectively), will be required to provide (i) a cash deposit, (ii) an affiliate guarantee, surety bond or letter of credit or (iii) some combination of these forms of credit support to the indenture trustee. The amount of such credit support will equal two months' maximum expected collections of transition charges, as determined by the servicer and agreed to by the REP, and any cash deposits will be deposited in a REP security deposit subaccount. Credit support other than cash must be provided by an investment grade entity. Documents representing any other form of credit support will be held by the indenture trustee. Although the indenture trustee will maintain the REP security deposit subaccounts, it will not have an ownership interest in such subaccounts. However, the indenture trustee will have a security interest in the Company's rights with respect to such subaccounts and Oncor, as servicer, has agreed to use its reasonable best efforts to obtain a security agreement from each REP with respect to such REP's security deposit subaccount. In the event that a REP defaults in remitting transition charges, the servicer may direct the indenture trustee to withdraw or seek recourse for the amount of the payment default or, if less, withdraw the full amount of that REP's security deposit from the REP security deposit subaccount or seek full recourse against any other form of credit support provided for deposit into the general subaccount of the applicable series.

      In addition, the Restructuring Act provides for one or more REPs in each designated geographical area to be designated the POLR for such area or for specified classes of customers in such area. The Restructuring Act requires the POLR to offer a standard retail service package of basic electric service to retail customers in its designated area at a fixed, nondiscountable rate approved by the Commission, regardless of the creditworthiness of the customer. The REP serving as the POLR may face greater difficulty in bill collection than other REPs, and therefore the servicer may face greater difficulty in collecting transition charges from the REP serving as the POLR.

      As noted above, REPs issue a single bill to retail customers purchasing electricity from a REP. This single bill includes all charges related to purchasing electricity from the REP, delivery services from the transmission and distribution utility and the applicable transition charges. This may increase the risk that customers who have claims against the REP will attempt to offset those claims against transition charges payable to the servicer or the Company. This also increases the risk that a bankruptcy court in the event of a bankruptcy of a REP would find that the REP has an interest in the transition property and may make it more difficult to terminate a bankrupt REP or collect transition charges from its customers.

      Adjustments to transition charges and, in some cases, credit enhancements (other than swap agreements) will be available to compensate for a failure by a REP to pay transition charges over to the servicer. However, the amount of credit enhancement funds may not be sufficient to protect an investment.

      Customers Have Limited Experience in Paying the Transition Charges and Paying Through REPs. The transition charges were introduced to customers for the first time beginning with the billing period following the issuance of the first series of transition bonds. As a result, customers may be confused by changes in customer billing and payment arrangements. This confusion may cause the misdirection or delay of collections of transition charges. Generation and related services, including billing and collections, began to be provided by REPs as part of a pilot project in July 2001. All customers in areas of Texas subject to retail electric choice began to receive such services from REPs in January 2002. Given the relatively recent introduction of customer choice, there is limited information available as to how implementation is proceeding. Any problems arising from new and untested systems or any lack of experience on the part of the REPs with customer billing and collections could also cause delays in billing and collecting transition charges. These delays could result in shortfalls in transition charge collections and reduce the value of an investment in transition bonds. As of March 12, 2004, Oncor has not experienced any material problems with respect to its billing and collections of these transition charges from REPs.


      The Introduction of Competition to Metering Services in January 2004 May Produce Unexpected Problems. Since January 2004, a commercial or industrial retail customer may choose to own its own meter or may choose to have its meter owned by a REP, the transmission and distribution utility, or another person authorized by the customer. Until other entities are authorized by the Commission, a transmission and distribution utility will continue to provide metering services relating to the installation and removal of meters, meter maintenance, meter testing and calibration, data collection, and data management, including the transfer of meter data to the settlement agent. ERCOT is required by the Commission's substantive rules to file with the Commission quarterly updates on the operational readiness of the support systems necessary for the Commission to authorize an entity other than the transmission and distribution utility to provide the metering services described in the preceding sentence. Should the Commission allow third parties to perform those metering services in Oncor's service territory, there may be unforeseen problems in converting to the third party's metering system, in taking accurate meter readings and in collecting and processing accurate metering data. Inaccurate metering data may lead to inaccuracies in the calculation and imposition of transition charges and could give rise to disputes between the servicer and REPs regarding payments and payment shortfalls. A shortfall or material delay in collecting transition charges because of the foregoing could result in payments of principal of the transition bonds not being paid according to the expected amortization schedule, lengthening the weighted average life of the transition bonds or payments of principal and interest not being made at all.

      Changes to Billing and Collection Practices May Reduce the Value of An Investment in Transition Bonds. The Financing Order issued to Oncor under the Restructuring Act sets forth the methodology for determining the amount of the transition charges the Company may impose on each customer. The servicer cannot change this methodology without approval from the Commission. However, Oncor, as servicer, may set its own billing and collection arrangements with REPs and with those customers from whom it collects the transition charges directly, provided that these arrangements comply with Commission customer safeguards. For example, to recover part of an outstanding bill, Oncor may agree to extend a REP's or a customer's payment schedule or to write off the remaining portion of the bill including transition charges. Also, Oncor, or a successor to Oncor as servicer, may change billing and collection practices. Any change to billing and collection practices may have an adverse or unforeseen impact on the timing and amount of customer payments and may reduce the amount of transition charge collections and thereby limit the Company's ability to make scheduled payments on the transition bonds. Separately, the Commission may require changes to these practices. Any changes in billing and collection regulation might adversely affect the billing terms and the terms of remittances by REPs to the servicer or make it more difficult for the servicer to collect the transition charges. These changes may adversely affect the value of the transition bonds and their amortization, and, accordingly, their weighted average lives.

      Limits on Rights to Terminate Service May Make it More Difficult to Collect Transition Charges. An important element of an electric utility's policies and procedures relating to credit and collections is the right to terminate or disconnect service on account of nonpayment. The Financing Order provides that the sale of transition property by Oncor includes all rights of Oncor to authorize disconnection of electric service for nonpayment of transition charges. The Financing Order provides that, if the servicer is billing customers for transition charges, the servicer shall have the right to terminate service for nonpayment of transition charges pursuant to the Commission rules. Nonetheless, Texas statutory requirements and the rules and regulations of the Commission, which may change from time to time, regulate and control the right to terminate service. In August 2002, the Commission adopted new rules that significantly changed POLR service. Under the new POLR rules, instead of being transferred to the POLR, non-paying residential and small non-residential customers served by affiliated REPs are subject to disconnection. Non-paying residential and small non-residential customers served by non-affiliated REPS are transferred to the affiliated REP. Non-paying large non-residential customers can be disconnected by any REP if the customer's contract does not preclude it. Thus, within the new POLR framework, the POLR provides electric service only to customers who request POLR service, whose selected REP goes out of business, or who are transferred to the POLR by other REPs for reasons other than non-payment. No later than October 1, 2004, the Commission must decide whether all REPs should be permitted to disconnect all non-paying customers. Oncor's affiliated REP and the other REPs may not terminate service to a customer on (1) a weekend day, (2) a day when the previous day's high temperature did not exceed 32 degrees Fahrenheit and is predicted to remain at or below that level for the next 24 hours or (3) a day for which the National Weather Service issues a heat advisory for any county in the service territory, or when a heat advisory has been issued for either of the two prior calendar days. As a result, REPs must provide service to these customers during this period without recouping transition charges from these customers. This could cause a REP to go out of business, which may reduce the amount of transition charge collections available for payments on the transition bonds, although any associated reduction in payments would be factored into the transition charge true-up adjustments.

      Future Adjustments to Transition Charges by Customer Class May Result in Insufficient Collections. The customers who will be responsible for paying transition charges are divided into customer classes. Transition charges will be allocated among customer classes and assessed in accordance with the formula required under the Restructuring Act and specified in the Financing Order. This allocation is based in part upon the existing rate structure of each customer class. Adjustments to the transition charges will also be made separately to each customer class. A shortfall in collections of transition charges in one customer class may be corrected by making adjustments to the transition charges payable by that customer class and any other customer class. Some customer classes have a significantly smaller number of customers than other customer classes. If customers in a class fail to pay transition charges, the servicer may have to substantially increase the transition charges for the remaining customers in that customer class and for other customer classes. The servicer may also have to take this action if customers representing a significant percentage of a class cease to be customers. These increases could lead to further failures by the remaining customers to pay transition charges, thereby increasing the risk of a shortfall in funds to pay the transition bonds.

      The large industrial and the interruptible customer classes consist of a small number of large customers. The failure of the customers in these customer classes to pay transition charges could lead to increases in transition charges to other members of this class as well as other customer classes. In addition, with the issuance of each additional series of transition bonds, the transition charges imposed on each customer class may increase. These increases could lead to failures by customers to pay transition charges. In either case, these increases could increase the risk of a shortfall in funds to pay the transition bonds.



Risks Associated with the Unusual Nature of the Transition Property

      Oncor May Not Recover Transition Charges More Than 15 Years from the Original Issue Date of the Series of Transition Bonds Relating to Those Transition Charges. Oncor, or any successor servicer, will be prohibited from recovering transition charges after the fifteenth anniversary of the date of issuance of the related transition bonds, but the Company may continue to recover transition charges incurred during the applicable 15-year period through the use of judicial process. Amounts collected from transition charges imposed for electricity consumed through the fifteenth anniversary of the date of issuance of the related transition bonds, or from credit enhancement funds, may not be sufficient to repay the transition bonds in full. If that is the case, no other funds will be available to pay the unpaid balance due on the transition bonds.

      Foreclosure of the Indenture Trustee's Lien on the Transition Property May Not Be Practical. Under the Restructuring Act and the indenture, the indenture trustee or the bondholders have the right to foreclose or otherwise enforce the lien on transition property securing the transition bonds. However, in the event of foreclosure, there is likely to be a limited market, if any, for the transition property. Therefore, foreclosure may not be a realistic or practical remedy, and the value of an investment in transition bonds may be materially reduced.

The Risks Associated with Potential Bankruptcy Proceedings

      The Servicer Will Commingle the Transition Charges with Other Revenues, Which May Obstruct Access to the Transition Charges in Case of the Servicer's Bankruptcy. The servicer will not segregate the transition charges from its general funds. The transition charges will be segregated only when the servicer pays them to the indenture trustee and the indenture trustee deposits them to the applicable collection account. The servicer will be permitted to remit collections on a monthly basis if Oncor or a successor to Oncor's electric public utility business remains the servicer, no servicer default has occurred, and if:

      o the servicer meets the credit ratings requirements of the applicable rating agencies; or

      o the servicer provides credit enhancement satisfactory to the applicable rating agencies to assure remittance by the servicer to the indenture trustee of the transition charges it collects.

      If these conditions are not satisfied, the servicer will be required to remit collections to the indenture trustee within two business days of receipt. Despite these requirements, the servicer might fail to pay the full amount of the transition charges to the indenture trustee or might fail to do so on a timely basis. This failure, whether voluntary or involuntary, could materially reduce the amount of transition charge collections available to make payments on the transition bonds.

      The Restructuring Act provides that the Company's rights to the transition property are not affected by the commingling of these funds with any other funds of the servicer. In a bankruptcy of the servicer, however, a bankruptcy court might rule that federal bankruptcy law takes precedence over the Restructuring Act and does not recognize the Company's right to collections of the transition charges that are commingled with other funds of the servicer as of the date of bankruptcy. If so, the collections of the transition charges held by the servicer as of the date of bankruptcy would not be available to pay amounts owing on the transition bonds. In this case, the Company would have only a general unsecured claim against the servicer for those amounts. This decision could cause material delays in payment or losses on the transition bonds and could materially reduce the value of an investment in transition bonds.

      REPs Will Commingle the Transition Charges with Other Revenues, Which May Obstruct Access to the Transition Charges in Case of a REP's Bankruptcy. A REP is not required to segregate the transition charges it collects from its general funds, either on a series basis or otherwise, but will be required to remit to the servicer amounts billed to it for transition charges, less an amount relating to expected customer charge-offs, within 35 days of billing by the servicer. A REP nonetheless might fail to pay the full amount of the transition charges to the servicer or might fail to do so on a timely basis. This failure, whether voluntary or involuntary, could materially reduce the amount of transition charge collections available to make payments on one or more series of transition bonds.

      The Restructuring Act provides that the Company's rights to the transition property are not affected by the commingling of these funds with other funds. In a bankruptcy of a REP, however, a bankruptcy court might rule that federal bankruptcy law takes precedence over the Restructuring Act and does not recognize the Company's right to receive the collected transition charges that are commingled with other funds of a REP as of the date of bankruptcy. If so, the collected transition charges held by a REP prior to or as of the date of bankruptcy would not be available to the Company to pay amounts owing on the transition bonds. In this case, the Company would have only a general unsecured claim against that REP for those amounts. This decision could cause material delays in payment or losses on the transition bonds and could materially reduce the value of an investment in transition bonds, especially with respect to a default by TXU Energy Retail, the largest REP in Oncor's service territory.

         If a REP Enters Bankruptcy Proceedings, Transition Charge Payments Made by that REP to the Servicer May Constitute Preferences, and the Servicer May be Required to Return such Funds to the Bankruptcy Estate of the REP. In the event of a bankruptcy of a REP, a party in interest may take the position that the remittance of funds prior to bankruptcy to the servicer, pursuant to the Financing Order, constitutes a preference under bankruptcy law. If a court were to hold that the remittance of funds constitutes a preference, any such remittance within 90 days of the filing of the bankruptcy petition could be avoidable, and the funds could be required to be returned to the bankruptcy estate of the REP by the Company or the servicer. To the extent that transition charges have been commingled with the general funds of the REP, the risk that a court would hold that a remittance of funds was a preference would increase. The Company, or the servicer may be considered an "insider" with any REP that is affiliated with the Company or the servicer. If the servicer or the Company are considered to be an "insider" of the REP, any such remittance made within one year of the filing of the bankruptcy petition could be avoidable as well if the court were to hold that such remittance constitutes a preference. In either case, the Company or the servicer would merely be an unsecured creditor of the REP. If any funds were required to be returned to the bankruptcy estate of the REP, the Company would expect that the amount of any future transition charges would be increased through the true-up mechanism to recover the amount returned.

      If the Servicer Enters Bankruptcy Proceedings, the Collections of the Transition Charges Held By the Servicer as of the Date of Bankruptcy May Constitute Preferences, Which Means These Funds Would Be Unavailable to Pay Amounts Owing on the Transition Bonds. In the event of a bankruptcy of the servicer, a party in interest may take the position that the remittance of funds prior to bankruptcy of the servicer, pursuant to the Financing Order, constitutes a preference under bankruptcy law. If a court were to hold that the remittance of funds constitutes a preference, any such remittance within 90 days of the filing of the bankruptcy petition could be avoidable, and the funds could be required to be returned to the bankruptcy estate of the servicer. To the extent that transition charges have been commingled with the general funds of the servicer, the risk that a court would hold that a remittance of funds was a preference would increase. In such case, the Company would merely be an unsecured creditor of the servicer. If any funds were required to be returned to the bankruptcy estate of the servicer, the Company would expect that the amount of any future transition charges would be increased through the true-up mechanism to recover the amount returned.

      Bankruptcy of Oncor or any Successor Seller Could Result in Losses or Delays in Payments on the Transition Bonds. The Restructuring Act and the Financing Order provide that as a matter of Texas state law:

      o the rights and interests of a selling utility under a financing order, including the right to impose, collect and receive transition charges, are contract rights of the seller;

      o the seller may make a present transfer of its rights under a financing order, including the right to impose, collect and receive future transition charges that retail customers do not yet owe;

      o upon the transfer to the Company, the rights will become transition property and transition property constitutes a present property right, even though the imposition and collection of transition charges depend on further acts that have not yet occurred; and

      o a transfer of the transition property from the seller, or its affiliate, to the Company is a true sale of the transition property, not a pledge of the transition property to secure a financing by the seller.

      These four provisions are important to maintaining payments on the transition bonds in accordance with their terms during any bankruptcy of Oncor. In addition, the Company has structured the transaction with the objective of keeping the Company legally separate from Oncor and its affiliates in the event of a bankruptcy of Oncor or any such affiliate.

      A bankruptcy court generally follows state property law on issues such as those addressed by the state law provisions described above. However, a bankruptcy court has authority not to follow state law if it determines that the state law is contrary to a paramount federal bankruptcy policy or interest. If a bankruptcy court in an Oncor bankruptcy refused to enforce one or more of the state property law provisions described above for this reason, the effect of this decision on a beneficial owner of transition bonds might be similar to the treatment to be received in an Oncor bankruptcy if the transition bonds had been issued directly by Oncor.

      The Company has taken steps together with Oncor, as the seller, to reduce the risk that in the event the seller or an affiliate of the seller were to become the debtor in a bankruptcy case, a court would order that the Company's assets and liabilities be substantively consolidated with those of Oncor or an affiliate. These steps include the fact that the Company is a separate special purpose limited liability company, and the Company's organizational documents prevent the Company from commencing a voluntary bankruptcy case without the unanimous affirmative vote of all the Company's managers, including the managers independent of Oncor. Nonetheless, these steps may not be completely effective, and thus if Oncor or an affiliate of the seller were to become a debtor in a bankruptcy case, a court might order that the Company's assets and liabilities be consolidated with those of Oncor or an affiliate. A decision by the bankruptcy court that, despite the separateness of the Company and Oncor, the two companies should be consolidated, would have a similar effect on a beneficial owner of transition bonds. Either decision could cause material delays in payment of, or losses on, the transition bonds and could materially reduce the value of an investment in such bonds. For example:

      o the indenture trustee could be prevented from exercising any remedies against Oncor on an investor's behalf, from recovering funds to repay the transition bonds, from using funds in the accounts under the indenture to make payments on the transition bonds or from replacing Oncor as servicer, without permission from the bankruptcy court;

      o the bankruptcy court could order the indenture trustee to exchange the transition property for other property, which might be of lower value;

      o tax or other government liens on Oncor's property that arose after the transfer of the transition property to the Company might nevertheless have priority over the indenture trustee's lien and might be paid from transition charge collections before payments on the transition bonds;

     o the indenture trustee's lien might not be properly perfected in transition property collections that were commingled with other funds Oncor collected from its customers or REPs prior to or as of the date of Oncor's bankruptcy or commingled in the general funds of Oncor's affiliated REP as of the date of that REP's bankruptcy, or might not be properly perfected in all of the transition property, and the lien could therefore be set aside in the bankruptcy, with the result that the transition bonds would represent only general unsecured claims against Oncor;

     o the bankruptcy court might rule that neither the Company's property interest nor the indenture trustee's lien extends to transition charges in respect of electricity consumed after the commencement of Oncor's bankruptcy case, with the result that the transition bonds would represent only general unsecured claims against Oncor;

     o neither Oncor nor the Company may be obligated to make any payments on the transition bonds during the pendency of the bankruptcy case and/or pay interest accruing after the commencement of the case;

     o Oncor may be able to alter the terms of the transition bonds as part of its plan of reorganization;

     o the bankruptcy court might rule that the transition charges should be used to pay a portion of the cost of providing electric service; or

     o the bankruptcy court might rule that the remedy provisions of the applicable sale agreement are unenforceable, leaving the Company with a claim of actual damages against Oncor that may be difficult to prove.

      Furthermore, if Oncor enters into bankruptcy, it may be permitted to stop acting as servicer and it may be difficult to find a third party to act as servicer. The failure of a servicer to perform its duties or the inability to find a successor servicer may cause payment delays or losses on an investment in transition bonds. Also, the mere fact of a servicer or REP bankruptcy proceeding could have an adverse effect on the resale market for the transition bonds and on the value of the transition bonds.

      The Sale of the Transition Property Could Be Construed as a Financing and Not a Sale in a Case of Oncor's Bankruptcy Which Could Delay or Limit Payment on the Transition Bonds. The Restructuring Act provides that the characterization of a transfer of transition property as a sale or other absolute transfer will not be affected or impaired in any manner by treatment of the transfer as a financing for federal or state tax purposes or financial reporting purposes. The Company and Oncor will treat the transaction as a sale under applicable law, although for financial reporting and federal and state income and franchise tax purposes the transaction is intended to be treated as a financing and not a sale. In the event of a bankruptcy of Oncor, a party in interest in the bankruptcy may assert that the sale of the transition property to the Company was a financing transaction and not a sale or other absolute transfer and that the treatment of the transaction for financial reporting and tax purposes as a financing and not a sale lends weight to that position. In a recent bankruptcy court case involving LTV Steel Company, the debtor obtained an interim emergency motion to use collections from accounts and inventory that it had sold on the grounds that the sales were in fact disguised financings. The circumstances under which the LTV Steel Company ruling would be followed by other courts are not certain. If a court were to adopt reasoning similar to that of the court in the LTV Steel case or were otherwise to characterize the transaction as a financing, the Company would be treated as a secured creditor of Oncor in the bankruptcy proceedings. Although the Company would in that case have a security interest in the transition property, the Company would not likely be entitled to access to the transition charge collections during the bankruptcy and would be subject to the typical risks of a secured creditor in a bankruptcy case, including the possible bankruptcy risks described in the immediately preceding risk factor. As a result, repayment on the transition bonds could be significantly delayed and a plan of reorganization in the bankruptcy might permanently modify the amount and timing of payments to the Company of transition charge collections and therefore the amount and timing of funds available to the Company to make payments on the transition bonds.

      Claims Against Oncor or any Successor Seller May Be Limited in the Event of a Bankruptcy of the Seller. If the seller were to become a debtor in a bankruptcy case, claims, including indemnity claims, by the Company against the seller under the applicable sale agreement and the other documents executed in connection with the applicable sale agreement would be unsecured claims and would be subject to being discharged in the bankruptcy case. In addition, a party in interest in the bankruptcy may request that the bankruptcy court estimate any contingent claims that the Company have against the seller. That party may then take the position that these claims should be estimated at zero or at a low amount because the contingency giving rise to these claims is unlikely to occur. If the seller were to become a debtor in a bankruptcy case and the indemnity provisions of the applicable sale agreement were triggered, a party in interest in the bankruptcy might challenge the enforceability of the indemnity provisions. If a court were to hold that the indemnity provisions were unenforceable, the Company would be left with a claim for actual damages against the seller based on breach of contract principles. The actual amount of these damages would be subject to estimation and/or calculation by the court. The Company cannot give any assurance as to the result if any of the above-described actions or claims were made. Furthermore, the Company cannot give any assurance as to what percentage of their claims, if any, unsecured creditors would receive in any bankruptcy proceeding involving the seller.

      A Bankruptcy of Oncor or Any Successor Seller Would Limit the Remedies Available to the Indenture Trustee. Upon an event of default under the indenture, the Restructuring Act permits the indenture trustee to enforce the security interest in the transition property in accordance with the terms of the indenture. In this capacity, the indenture trustee is permitted to request a Travis County, Texas district court to order the sequestration and payment to bondholders of all revenues arising with respect to the transition property. There can be no assurance, however, that the Travis County, Texas district court would issue this order after a seller bankruptcy in light of the automatic stay provisions of Section 362 of the United States Bankruptcy Code. In that event, the indenture trustee would be required to seek an order from the bankruptcy court lifting the automatic stay to permit this action by the Texas court, and an order requiring an accounting and segregation of the revenues arising from the transition property. There can be no assurance that a court would grant either order.


Other Risks Associated with an Investment in the Transition Bonds

         Absence of a Secondary Market for Transition Bonds Could Limit the Ability to Resell Transition Bonds. The underwriters for the transition bonds may assist in resales of the transition bonds, but they are not required to do so. If a secondary market does develop, it may not continue or there may not be sufficient liquidity to allow investors to resell any of their transition bonds. The Company does not anticipate that any transition bonds will be listed on any securities exchange.

         Issuance of Additional Transition Bonds May Adversely Affect Outstanding Bonds. Under the terms of the Settlement Plan with the Commission and the Financing Order, the Company may issue up to $800,000,000 in principal amount of additional transition bonds in 2004 or later. Any new series may include terms and provisions that would be unique to that particular series. The Company may not issue additional transition bonds if the issuance would result in the credit ratings on any outstanding series of transition bonds being reduced or withdrawn. However, the Company cannot assure investors that a new series would not cause reductions or delays in payments on their transition bonds. In addition, some matters relating to the transition bonds require the vote of the holders of all series and classes of transition bonds. An investor's interests in these votes may conflict with the interests of the beneficial owners of transition bonds of another series or of another class. Thus, these votes could result in an outcome that is materially unfavorable to an investor.

         Oncor's Obligation to Indemnify the Company for a Breach of a Representation or Warranty May Not Be Sufficient to Protect an Investor's Investment. If the seller breaches a representation or warranty in the applicable sale agreement, or the servicer (initially Oncor) breaches a representation or warranty under the applicable servicing agreement, it is obligated to indemnify the Company and the indenture trustee for any liability, obligation, claim, action, suit or payment resulting from that breach, as well as any reasonable costs and expenses incurred. Oncor will not be obligated to repurchase the transition property in the event of a breach of any representation or warranty regarding the transition property, and neither the indenture trustee nor the holders of transition bonds will have the right to accelerate payments on the transition bonds because of such a breach (absent an event of default under the indenture). The sale agreements will provide that any change in the law by legislative enactment, constitutional amendment or voter initiative that renders any of the representations and warranties untrue would not constitute a breach under each sale agreement. Oncor or any successor entity acting as seller or servicer may not have sufficient funds available to satisfy its indemnification obligations to the Company and to the indenture trustee; therefore we may not be able to pay investors amounts owing on the transition bonds in full. If Oncor becomes obligated to indemnify holders of transition bonds, the ratings on the transitions bonds will likely be downgraded since holders of transition bonds will be unsecured creditors of Oncor with respect to any of these indemnification amounts. Oncor will not indemnify any person for any liability, obligation, claim, action, suit or payment resulting solely from a downgrade in the ratings on the transition bonds.

         Risks Associated With the Use of Credit Enhancements, Hedge or Swap Transactions. The Company may enter into certain forms of credit enhancement, interest rate swaps or hedge arrangements with respect to a series or class of floating rate transition bonds that entail additional kinds of risks, including the risk associated with the credit of any party providing the credit enhancement, interest rate swap or hedge.

         An Investor Might Receive Principal Payments Later, or Earlier, Than Expected. The amount and the rate of collection of transition charges that Oncor will collect from each customer class will partially depend on actual electricity usage and the amount of collections and write-offs for that customer class. The amount and the rate of collection of transition charges, together with the transition charge adjustments described above, will generally determine whether there is a delay in the scheduled repayments of transition bond principal. If Oncor collects transition charges at a slower rate than expected from any customer class or REP, it may have to request adjustments to the transition charges. If those adjustments are not timely and accurate, investors may experience a delay in payments of principal and interest or a material decrease in the value of their investment. If there is an acceleration of the transition bonds before maturity, all classes will be paid pro rata, therefore some classes may be paid earlier than expected and some classes may be paid later than expected.

         Technological Change May Make Alternative Energy Sources More Attractive. The continuous process of technological development may result in the introduction for an increasing number of retail consumers of economically attractive alternatives to purchasing electricity through Oncor's distribution facilities. Previously, only the largest industrial and institutional users with large process steam requirements could use cogeneration or self-generation installations cost-effectively. However, manufacturers of self-generation facilities continue to develop smaller-scale, more fuel-efficient generating units which can be cost-effective options for retail consumers with smaller electric energy requirements. If such facilities have rated capacities of 10 megawatts or less, consumers that rely on such facilities do not generally have to pay transition charges under provisions of the Restructuring Act. Consumers may avoid a portion of their overall transition charge bill by installing new on-site generation of over 10 megawatts that reduces consumption through Oncor's transmission and distribution system up to 12.5%. Technological developments may allow greater numbers of retail consumers to avoid transition charges under such provisions, which may reduce the total number of retail consumers from which transition charges will be collected. A reduction in the number of payers of transition charges could result in delays or a failure to make payments of interest on and principal of the transition bonds.

INDEPENDENT AUDITORS' REPORT

Oncor Electric Delivery Transition Bond Company LLC:

We have audited the accompanying balance sheets of Oncor Electric Delivery Transition Bond Company LLC (the "Company") as of December 31, 2003 and 2002 and the related statements of income and cash flows for the year ended December 31, 2003 and the related statement of member's equity for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2003 and 2002, and the results of its operations and cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.



DELOITTE & TOUCHE LLP

Dallas, Texas
March 25, 2004

               ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC
                               STATEMENT OF INCOME



                                                                               Year Ended
                                                                               December 31,
                                                                                   2003
                                                                               ------------
Operating revenues:
     Transition charge revenue...............................                  $19,461,574
     Investment income.......................................                       20,819
                                                                               -----------
       Total operating revenues..............................                   19,482,393

Operating expenses:
     Interest expense........................................                    7,777,756
     Amortization of transition property.....................                    5,748,164
     Over-recovery of transition charges.....................                    5,770,918
     Servicing fees, administrative and general expenses.....                      185,555
                                                                               -----------
       Total operating expenses..............................                   19,482,393
                                                                               -----------
Net income...................................................                  $        --
                                                                               ===========

See Notes to Financial Statements

               ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC
                             STATEMENT OF CASH FLOWS



                                                                  Year Ended
                                                                  December 31,
                                                                      2003
                                                                 --------------
Cash flows - operating activities:
     Net income.......................................          $        --
     Adjustments to reconcile net income to cash
       provided by operating activities:
          Amortization of transition property.........            5,748,164
          Over-recovery of transition charges.........            5,770,918
     Changes in operating assets......................           (7,486,087)
     Changes in operating liabilities.................            8,372,923
                                                                -----------
          Cash provided by operating activities.......           12,405,918
                                                                -----------
Cash flows - investing activities:
     Purchase of transition property..................         (500,000,000)
     Deposit of restricted funds with indenture trustee         (24,904,918)
                                                                -----------
          Cash used by investing activities...........         (524,904,918)
                                                                -----------
Cash flows - financing activities:
     Issuance of transition bonds.....................          500,000,000
     Equity contribution from parent..................           12,500,000
                                                                -----------
          Cash provided by financing activities.......          512,500,000
                                                                -----------

Net increase in cash and cash equivalents.............                1,000
Cash and cash equivalents, beginning of period........                   --
                                                                -----------
Cash and cash equivalents, end of period..............          $     1,000
                                                                ===========

See Notes to Financial Statements

               ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC
                                 BALANCE SHEETS



                                                                                    December 31,     December 31,
                                                                                       2003               2002
                                                                                    ------------     ------------
                                    ASSETS
   Current assets:
     Cash and cash equivalents.........................................             $     1,000        $      --
     Restricted cash...................................................              12,392,207               --
     Transition charge receivable:
       Affiliates......................................................               5,581,423            1,000
       Trade...........................................................               1,905,664               --
                                                                                   ------------       ----------
       Total current assets............................................              19,880,294            1,000
   Investments:
     Restricted funds held in trust....................................              12,512,711               --
     Transition property, net of accumulated amortization
       of $5,748,164...................................................             494,251,836               --

   Unamortized debt issuance costs.....................................                      --        1,136,183
                                                                                   ------------       ----------
       Total assets....................................................            $526,644,841       $1,137,183
                                                                                   ============       ==========

                        LIABILITIES AND MEMBER'S EQUITY

   Current liabilities:
     Long-term debt due currently......................................             $22,543,239       $       --
     Accounts payable - affiliate......................................                 169,793        1,136,183
     Accrued interest..................................................               7,777,756               --
     Other current liabilities.........................................                 425,374               --
                                                                                   ------------       ----------
       Total current liabilities.......................................              30,916,162        1,136,183
   Transition bonds....................................................             477,456,761               --
   Regulatory liability................................................               5,770,918               --
                                                                                   ------------       ----------
       Total liabilities...............................................             514,143,841        1,136,183
   Member's equity.....................................................              12,501,000            1,000
                                                                                   ------------       ----------
       Total liabilities and member's equity...........................            $526,644,841       $1,137,183
                                                                                   ============       ==========

See Notes to Financial Statements

               ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

                          STATEMENT OF MEMBER'S EQUITY


Member's Equity December 31, 2000, 2001
     and 2002..........................................            $        1,000
Equity contribution from parent -  August 2003.........                 6,346,154
Equity contribution from parent - December 2003........                 6,153,846
                                                                   --------------

Member's Equity December 31, 2003......................            $   12,501,000
                                                                   ==============


               ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

                          NOTES TO FINANCIAL STATEMENTS



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

      Basis of Presentation -- The financial statements of the Company have been prepared in accordance with US GAAP and on the same basis as the audited financial statements for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position have been included therein. Comparable income statements and statements of cash flows are not presented because there were no operations prior to August 2003 even though the Company existed. The year ended December 31, 2002 included non-cash items of $1,136,183.

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

      Investment Income -- The Company earns investment income on funds held by the indenture trustee, including the indenture trustee reserves established to cover any future trustee fees and expenses associated with the transition bonds. These funds held by the trustee are invested as allowed by the indenture. Investment income on transition charge collections is recognized as earned and serves to increase the over-recovery of transition charges by a corresponding amount since it will be used to make payments on the transition bonds. Investment income on the capital account (Member's Equity) is recognized on payment dates. When it is determined that such income is not required to satisfy payment obligations, Oncor is entitled to such revenues.

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

      Comprehensive Income-- There are no other components of comprehensive income besides net income.

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

      Oncor provides billing, payment processing, management and administrative services to the Company pursuant to administration and servicing agreements between the Company and Oncor. Under these agreements, Oncor furnishes to the Company, at a fixed fee per year, billing, payment processing, collection, clerical, secretarial and other accounting services, which are reflected as administrative and general expenses in the income statement. Servicing and administration fees provided by and accrued to Oncor, totaled $169,793 for the year ended December 31, 2003. This amount is expected to increase once the second series of approximately $790,000,000 of transition bonds are issued, which is expected to be completed in the first half of 2004.

      All transition bond issuance costs incurred through June 2003, aggregating $1,817,852, were paid by Oncor and are currently included with the transition property related to the first series of transition bonds. As of December 31, 2003, Oncor has paid an additional $2,839,178 of qualified costs related to the issuance of the second series of transition bonds expected to be issued in the first half of 2004.

      During 2003, transition charges billed to TXU Energy, and reflected in revenues, totaled $14,177,528. The balance of accounts receivable due from TXU Energy at December 31, 2003 was $5,581,423.

4.       TRANSITION BONDS

      At December 31, 2003, the long-term debt of the Company consisted of the following:
2.26% Fixed Series 2003 Transition Bonds due in bi-annual installments through
  February 15, 2007................................................................        $103,000,000
4.03% Fixed Series 2003 Transition Bonds due in bi-annual installments through
  February 15, 2010................................................................         122,000,000
4.95% Fixed Series 2003 Transition Bonds due in bi-annual installments through
  February 15, 2013................................................................         130,000,000
5.42% Fixed Series 2003 Transition Bonds due in bi-annual installments through
  August 15, 2015..................................................................         145,000,000
                                                                                           ------------
   Total...........................................................................         500,000,000

Less amount due currently..........................................................          22,543,239
                                                                                           ------------

Total long-term debt...............................................................        $477,456,761
                                                                                           ============


      The transition property sold to the Company as described above, is pledged as collateral for the bonds, as well as restricted cash in the Capital Sub-account at December 31, 2003 of $2,505,172. Collections of transition charges will be used to pay the principal, interest and associated costs of the transition bonds. The Company is required to maintain restricted cash pledged as collateral for the bonds in an amount equal to 0.5% of the initial aggregate principal amount of bonds outstanding. Should the transition charges collected through the specified payment dates listed above not provide adequate funds to make the scheduled payments of principal and interest, the transition charges can continue to be collected for approximately two years before the bond goes into default for non-payment.

      Maturity requirements for the years 2004 through 2008 and thereafter under long-term debt instruments outstanding at December 31, 2003, were as follows:

Year
2004 ...........................................           $  22,543,239
2005 ...........................................              35,760,468
2006 ...........................................              36,576,586
2007 ...........................................              37,514,014
2008 ...........................................              39,023,742
Thereafter......................................             328,581,951
                                                           -------------
     Total......................................           $ 500,000,000
                                                           =============

      The fair value of the outstanding transition bonds as of December 31, 2003 was approximately $516,000.000.

      Financial Covenants -- The terms of the indenture contain financial covenants that require maintenance of specified collateral deposits in proportion to the aggregate principal amount of the bonds outstanding. As of December 31, 2003, the Company was in compliance with such covenants.

5.       MEMBER'S INTEREST

      In August 2003, Oncor contributed cash of $2,500,000 to the Company, which is pledged as collateral for the first series of transition bonds in a Capital Sub-account established to meet shortfalls in transition charge collections. Oncor will be required to contribute approximately $3,950,000 upon the issuance of the next series of transition bonds (approximately $790,000,000) in the Capital Sub-account to be pledged as collateral for that series of transition bonds.

      Also in August 2003, Oncor contributed $3,846,154 to the Company, which was placed in a reserve account with the indenture trustee to cover any future trustee fees and expenses associated with the transition bonds. In December 2003, Oncor contributed an additional $6,153,846, which was also placed in the reserve account with the indenture trustee to cover any future trustee fees and expenses associated with the transition bonds.

6.       SUBSEQUENT EVENT

      Since the implementation of transaction charges pursuant to the Financing Order, Oncor has experienced lower than projected sales, which has resulted in a lower level of transition charge collections than was projected. The initial transition charges, which were based on estimates, were previously approved by the Commission with the intent to collect sufficient revenues to service the principal, interest and other expenses related to the initial $500,000,000 in transition bonds that the Company issued. The Company anticipates that payments related to the bonds totaling $44,349,342 by August 16, 2004 will exceed projected collections of transition charges by approximately $2,429,069, which would require use of substantially all of the balance of the Capital Sub-account established to meet such shortfalls in transition charge collections. As a result, on January 15, 2004, Oncor filed, on behalf of the Company, an interim true-up adjustment with the Commission in respect of the first series of transition bonds. Oncor requested the Commission increase the authorized transition charges to generate sufficient funds to make the full payment of scheduled principal and interest in respect of the first series of transition bonds on August 16, 2004, and to replenish the Capital Sub-account for the first series of transition bonds to the required $2,500,000 level. That interim true-up adjustment was effective automatically on January 15, 2004 for use in the first cycle billing in February.

..

                           Oncor Electric Delivery Transition Bond Company LLC Exhibits to 2003 Form 10-K

                                                                                                                  APPENDIX B

                Previously Filed*
                -----------------
                    With File           As
Exhibits            Number           Exhibit
---------           ------           -------
3(i)           Articles of Incorporation.

3(a)           333-91935              4(b)        --    Amended and Restated Certificate of Formation of Oncor
               Form 8-K (filed                          Electric Delivery Transition Bond Company LLC, dated as of
               August 21, 2003)                         August 11, 2003.

3(ii)          By-laws.

3(b)           333-91935              4(a)        --    Amended and Restated Limited Liability Company Agreement of
               Form 8-K (filed                          Oncor Electric Delivery Transition Bond Company LLC, dated
               August 21, 2003)                         and effective as of August 21, 2003.

(4)            Instruments Defining the Rights of Security Holders, Including Indentures.

4(a)           333-91935              4(c)       --     Indenture, dated as of August
               21, 2003.
               Form 8-K (filed
               August 21, 2003)

4(b)           333-91935              4(d)       --     Series 2003-1 Supplement, dated as of August 21, 2003.
               Form 8-K (filed
               August 21, 2003)

(10)           Material Contracts.

10(a)          333-91935              10(a)       --    Series 2003-1 Transition Property Purchase and Sale
               Form 8-K                                 Agreement, dated as of August 21, 2003.
               (filed August 21,
               2003)

10(b)          333-91935              10(b)       --    Series 2003-1 Transition Property Servicing Agreement, dated
               Form 8-K                                 as of August 21, 2003.
               (filed August 21,
               2003)

10(c)          333-91935              10(c)       --    Administration Agreement, dated as of August 21, 2003.
               Form 8-K
               (filed August 21,
               2003)

10(d)          333-91935              10(d)       --    Intercreditor Agreement, dated as of August 21, 2003.
               Form 8-K
               (filed August 21,
               2003)

10(e)          333-91935              10(e)       --    Account Agreement, dated as of August 21, 2003.
               Form 8-K
               (filed August 21,
               2003)

                                      B-1

                Previously Filed*
                -----------------
                    With File            As
Exhibits            Number           Exhibit
---------           ------           -------
(23)           Consents of Experts and Counsel.

23                                                --    Consent of Deloitte & Touche LLP, Independent Auditors for
                                                        Oncor Electric Delivery Transition Bond Company LLC.
(32)           Section 1350 Certifications.

32(a)                                             --    Certification of M.S. Greene, principal executive officer of
                                                        Oncor Electric Delivery Transition Bond Company LLC,
                                                        pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)                                             --    Certification of Scott Longhurst, principal financial
                                                        officer of Oncor Electric Delivery Transition Bond Company
                                                        LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of
                                                        2002.
(99)           Additional Exhibits.

99(a)          333-91935              99(a)       --    Financing Order pertaining to the transition bonds, dated
               Form S-3 (filed July                     August 5, 2002.
               1, 2003)

99(b)          333-91935              99(b)       --    Internal Revenue Service Private Letter Ruling pertaining to
               Form S-3 (filed July                     the transition bonds, dated May 21, 2002.
               1, 2003)

99(c)          333-91935              99(c)       --    Internal Revenue Service Private Letter Ruling pertaining to
               Form S-3 (filed July                     the transition bonds, dated February 18, 2000.
               1, 2003)

99(d)(1)                                          --    Monthly servicer report for October 2003

99(d)(2)                                          --    Monthly servicer report for November 2003

99(d)(3)                                          --    Monthly servicer report for December 2003

99(e)                                             --    A statement reporting the balance in the Collection account as of December 31, 2003

99(f)                                             --    A statement showing the balance of outstanding bonds that
                                                        reflects the actual periodic payments made on the bonds

99(g)                                             --    The semi-annual servicer's certificate which is required to be submitted pursuant to the Servicing Agreement

99(h)                                             --    A quarterly statement affirming that, in all material
                                                        respects, for each materially significant REP,
                                                        (a) each REP has been billed in compliance
                                                        with the requirements outlined in the
                                                        Financing Order; (b) each REP has made
                                                        payments in compliance with the
                                                        requirements outlined in the Financing
                                                        Order, and (c) each REP satisfies the
                                                        Creditworthiness requirements of the
                                                        Financing Order.


-------------------------
*   Incorporated herein by reference.