Form 10-Q
period 2004-03-31
TXU ELECTRIC DELIVERY TRANSITION BOND CO LLC
filed 2004-05-14
CIK 1100179

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------


                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                  -- OR --

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                             ---------------------


                        Commission File Number 333-91935


                TXU Electric Delivery Transition Bond Company LLC
          (formerly Oncor Electric Delivery Transition Bond Company LLC)

             (Exact Name of Registrant as Specified in its Charter)


A Delaware Limited Liability Company                     75-2851358
  (State of Incorporation)                 (I.R.S. Employer Identification No.)



  500 N Akard Street, Dallas, TX  75201                (214) 486-2000
(Address of Principal Executive Offices)      (Registrant's Telephone Number)
  (Zip Code)
                             ---------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---    ----

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes    No X
                                               ---   ---
As of May 11, 2004, all outstanding membership interests in TXU Electric Delivery Transition Bond Company LLC were held by Oncor Electric Delivery Company.

TXU Electric Delivery Transition Bond Company LLC meets the conditions set forth in General Instructions (H) (1) (a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format.

================================================================================


                                TABLE OF CONTENTS
----------------------------------------------------------------------------------------------------------------

                                                                                                             Page

Glossary...........................................................................................           ii

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


         Condensed Statement of Income --
         Three Months Ended March 31, 2004..........................................................           1

         Condensed Statement of Cash Flows --
         Three Months Ended March 31, 2004..........................................................           2

         Condensed Balance Sheets --
         March 31, 2004 and December 31, 2003.......................................................           3

         Notes to Condensed Financial Statements....................................................           4

         Independent Accountants' Report............................................................           6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..................................................................           7

Item 4.  Controls and Procedures....................................................................          24

PART II.  OTHER INFORMATION

Required Reports....................................................................................          25

Item 6.  Exhibits and Reports on Form 8-K...........................................................          25

SIGNATURE...........................................................................................          27



Periodic reports on Form 10-K and Form 10-Q and current reports on Form 8-K that contain financial information of TXU Electric Delivery Transition Bond Company LLC will be made available to the public, free of charge, on the Oncor Electric Delivery Company website at http://www.oncorgroup.com, shortly after they have been filed with the Securities and Exchange Commission. TXU Electric Delivery Transition Bond Company LLC will provide copies of current reports not posted on the website upon request.

                                    GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.


1999 Restructuring Legislation.................     legislation that restructured the electric utility industry in Texas to provide for competition

2003 Form 10-K.................................     Oncor Electric Delivery Transition Bond Company's Annual
                                                    Report on Form 10-K for the year ended December 31, 2003

Commission.....................................     Public Utility Commission of Texas

Company .......................................     TXU Electric Delivery Transition Bond Company LLC (formerly Oncor
                                                    Electric Delivery Transition Bond Company LLC), a wholly-owned bankruptcy remote financing subsidiary of Oncor

ERCOT..........................................     Electric Reliability Council of Texas, the Independent
                                                    System Operator and the regional reliability
                                                    coordinator of the various electricity systems within
                                                    Texas

FASB...........................................     Financial Accounting Standards Board, the designated organization in the private sector for establishing standards for
                                                    financial accounting and reporting

Financing Order ...............................     the financing order issued by the Commission on August 5,
                                                    2002 to Oncor, its successors and assignees that provide
                                                    transmission and distribution service

Moody's........................................     Moody's Investors Services, Inc.

Oncor..........................................     refers to Oncor Electric Delivery Company, a subsidiary of
                                                    US Holdings, or Oncor and its consolidated bankruptcy remote financing subsidiary, TXU Electric Delivery Transition
                                                    Bond Company LLC, depending on context

REP............................................     retail electric provider

S&P............................................     Standard & Poor's, a division of the McGraw Hill Companies

Settlement Plan................................     Regulatory settlement plan that received final approval by the Commission in January 2003

US GAAP........................................     accounting principles generally accepted in the United States of America

US Holdings....................................     TXU US Holdings Company, a subsidiary of TXU Corp.


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                TXU ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC
                        CONDENSED STATEMENT OF INCOME
                                (Unaudited)


                                                                                              Three Months Ended
                                                                                                March 31, 2004
                                                                                                --------------
Operating revenues:
     Transition charge revenue...........................................................         $14,029,240
     Investment income...................................................................              29,636
                                                                                                  -----------
       Total operating revenues..........................................................          14,058,876

Operating expenses:
     Interest expense....................................................................           5,304,002
     Amortization of transition property.................................................           5,657,918
     Over-recovery of transition charges.................................................           2,969,922
     Servicing fees, administrative and general expenses.................................             127,034
                                                                                                  -----------
       Total operating expenses..........................................................          14,058,876
                                                                                                  -----------

Net income...............................................................................         $        --
                                                                                                  ===========


See Notes to Condensed Financial Statements

                 TXU ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                                Three Months
                                                                                                    Ended
                                                                                                  March 31,
                                                                                                    2004
                                                                                                ------------
Cash flows - operating activities:
     Net income..........................................................................         $       --
     Adjustments to reconcile net income to cash
       provided by operating activities:
          Amortization of transition property............................................          5,657,918
          Over-recovery of transition charges............................................          2,969,922
     Changes in operating assets.........................................................         (1,310,161)
     Changes in operating liabilities....................................................         (5,049,370)
                                                                                                  ----------
          Cash provided by operating activities..........................................          2,268,309

Cash flows - investing activities:
     Funds transferred from Capital account..............................................          2,476,949
     Deposit of restricted funds.........................................................          2,948,437
                                                                                                  ----------
          Cash provided by investing activities..........................................          5,425,386

Cash flows - financing activities:
     Repayment of debt...................................................................         (7,693,695)
                                                                                                  ----------
          Cash used by financing activities..............................................         (7,693,695)
                                                                                                  ----------

     Net increase in cash and cash equivalents...........................................                 --
     Cash and cash equivalents, beginning of period......................................              1,000
                                                                                                  ----------
     Cash and cash equivalents, end of period............................................         $    1,000
                                                                                                  ==========

See Notes to Condensed Financial Statements

                 TXU ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)



                                                                                     March 31,        December 31,
                                                                                       2004              2003
                                                                                   ------------       ------------
                                    ASSETS
   Current assets:
     Cash and cash equivalents..............................................       $      1,000      $      1,000
     Restricted cash........................................................          9,427,748        12,392,207
     Transition charge receivable:
       Affiliates...........................................................          6,594,644         5,581,423
       Trade................................................................          2,202,603         1,905,664
                                                                                   ------------      ------------
       Total current assets.................................................         18,225,995        19,880,294
   Investments:
     Restricted funds held in trust.........................................         10,051,784        12,512,711
     Transition property, net of accumulated amortization
       of $11,406,082 and $5,748,164........................................        488,593,918       494,251,836
                                                                                   ------------      ------------
       Total assets.........................................................       $516,871,697      $526,644,841
                                                                                   ============      ============

                        LIABILITIES AND MEMBER'S EQUITY

   Current liabilities:
     Long-term debt due currently...........................................       $ 35,364,076      $ 22,543,239
     Accounts payable - affiliate...........................................             60,284           169,793
     Accrued interest.......................................................          2,551,874         7,777,756
     Other current liabilities..............................................            711,395           425,374
                                                                                   ------------      ------------
       Total current liabilities............................................         38,687,629        30,916,162
   Transition bonds.........................................................        456,942,229       477,456,761
   Regulatory liability.....................................................          8,740,839         5,770,918
                                                                                   ------------      ------------
       Total liabilities....................................................        504,370,697       514,143,841
   Member's equity..........................................................         12,501,000        12,501,000
                                                                                   ------------      ------------
       Total liabilities and member's equity................................       $516,871,697      $526,644,841
                                                                                   ============      ============


See Notes to Condensed Financial Statements

                  TXU ELECTRIC DELIVERY TRANSITION BOND COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1.    SIGNIFICANT ACCOUNTING POLICIES

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

         Effective May 13, 2004, the Company changed its name from Oncor Electric Delivery Transition Bond Company LLC to TXU Electic Delivery Transition Bond Company, LLC.

         Basis of Presentation -- The condensed financial statements of the Company have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in its 2003 Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. Comparable income statements and statements of cash flows are not presented because there were no operations prior to August 2003 even though the Company existed. Because the interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in the 2003 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year.

         Comprehensive Income-- There are no other components of comprehensive income besides net income.

2.       RELATED PARTY TRANSACTIONS

      Oncor provides billing, payment processing, management and administrative services to the Company pursuant to administration and servicing agreements between the Company and Oncor. Under these agreements, Oncor furnishes to the Company, at a fixed fee per year, billing, payment processing, collection, clerical, secretarial and other accounting services, which are reflected as administrative and general expenses in the income statement. Servicing and administration fees provided by and accrued to Oncor, totaled $115,491 for the three months ended March 31, 2004.

       During the three months ended March 31, 2004, transition charges billed to TXU Energy, and reflected in revenues, totaled $9,991,996. The balance of accounts receivable due from TXU Energy at March 31, 2004 was $6,594,644.

3.    FINANCING ARRANGEMENTS

      Long-term Debt -- At March 31, 2004 and December 31, 2003, the Company's long-term debt consisted of the following:

                                                                                   March 31,    December 31,
                                                                                     2004           2003
                                                                                   ---------    ------------
    2.260% Fixed Series 2003 Bonds due in bi-annual installments through
      February 15, 2007......................................................... $ 95,306,305    $103,000,000
    4.030% Fixed Series 2003 Bonds due in bi-annual installments through
      February 15, 2010.........................................................  122,000,000     122,000,000
    4.950% Fixed Series 2003 Bonds due in bi-annual installments through
      February 15, 2013.........................................................  130,000,000     130,000,000
    5.420% Fixed Series 2003 Bonds due in bi-annual installments through
      August 15, 2015...........................................................  145,000,000     145,000,000
                                                                                 ------------    ------------
        Total...................................................................  492,306,305     500,000,000

    Less amount due currently...................................................   35,364,076      22,543,239
                                                                                 ------------    ------------

    Total Long-Term Debt........................................................ $456,942,229    $477,456,761
                                                                                 ============    ============

      The transition property sold to the Company is pledged as collateral for the bonds, as well as restricted cash in the Capital Sub-account at March 31, 2004 of $30,166. Collections of transition charges will be used to pay the principal, interest and associated costs of the transition bonds. The Company is required to maintain restricted cash pledged as collateral for the bonds in an amount equal to 0.5% of the initial aggregate principal amount of bonds outstanding. Should the transition charges collected through the specified payment dates listed above not provide adequate funds to make the scheduled payments of principal and interest, the transition charges can continue to be collected for approximately two years before the bond goes into default for non-payment.

INDEPENDENT AUDITORS' REPORT


TXU Electric Delivery Transition Bond Company LLC:

We have reviewed the accompanying condensed balance sheet of TXU Electric Delivery Transition Bond Company LLC (formerly Oncor Electric Delivery Transition Bond Company LLC) (the "Company") as of March 31, 2004, and the related condensed statements of income and cash flows for the three-month period ended March 31, 2004. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of the Company as of December 31, 2003, and the related statements of income, cash flows and member's equity for the year then ended (not presented herein); and in our report dated March 25, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2003, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


DELOITTE & TOUCHE  LLP

Dallas, Texas
May 14, 2004

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

      Oncor, on behalf of the Company, bills REPs the initial transition charges approved by the Commission to collect the funds needed to make scheduled principal and interest payments on the transition bonds issued in August 2003. During the three months ended March 31, 2004, operating revenues of $14,058,876 included $259,689 of accrued unbilled revenues, as well as $29,636 of interest income on those funds collected.

      The Company accrues interest on the $500,000,000 aggregate principal amount of initial series of transition bonds. For the three months ended March 31, 2004, interest expense totaled $5,304,002.

      The Company also amortizes the transition property in accordance with the amortization schedule approved by the Commission and based on expected collections of transition charges over the life of the bonds. Such amortization for the three months ended March 31, 2004 was $5,657,918.

      As a result of variations in power usage and the effects of unbilled revenue accruals, temporary over or under recovery of transition charges may occur. On January 15, 2004, Oncor filed, on behalf of the Company, an interim true-up adjustment with the Commission in respect to the first series of transition bonds. Oncor requested the Commission increase the authorized transition charges to generate sufficient funds to make the full payment of scheduled principal and interest in respect to the first series of transition bonds on August 16, 2004, and to replenish the Capital Sub-account for the first series of transition bonds to the required $2,500,000 level. That interim true-up adjustment was effective automatically on January 15, 2004 for use in the February billing. For the three months ended March 31, 2004, the Company recorded over recovery of transition charges expense and an offsetting regulatory liability of $2,969,922.

      Servicing and administration fees provided by and accrued to Oncor, totaled $115,491 for the three months ended March 31, 2004. This amount is expected to increase once the remaining series of transition bonds of approximately $790,000,000 are issued, which is expected to be completed in the first half of 2004.

      Upon the issuance of the next series of transition bonds (approximately $790,000,000), Oncor will be required to contribute approximately $3,950,000 to the Capital Sub-account, pledged as collateral for that series of transition bonds.

       During the first three months of 2004, a scheduled principal payment of $7,693,695 was made on the transition bonds. Cash flows from operating activities provided $2,268,309, after payment of expenses and interest associated with the transition bonds. The balance of the payment was made with the addition of cash of $2,476,949 transferred from the Capital account and $2,948,437 in collection of funds from REPs remitted by the Company to the trust.

FINANCING ACTIVITIES

      The Company's financial needs are limited to issuance of up to $1.3 billion in transition bonds. There is no provision to allow for any other borrowings.

      Financial Covenants, Credit Rating Provisions and Cross Default Provisions -- The terms of the indenture contain financial covenants that require maintenance of specified collateral deposits in proportion to the aggregate principal amount of the bonds outstanding. As of March 31, 2004, the Company was in compliance with such covenants.

CHANGES IN ACCOUNTING STANDARDS

      There were no changes in accounting standards.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

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

      Further Legislative Action May Reduce the Value of An Investment in Transition Bonds. The value of an investment in transition bonds may decline due to legislative action. For example:

      (a)Future Texas Legislative Action May Invalidate the Transition Bonds or the Transition Property which is the Primary Source of Payments on the Transition Bonds. Unlike many other states (including California, Massachusetts and Michigan), the citizens of the State of Texas do not have the constitutional right to adopt or revise laws by initiative or referendum. Thus, absent any amendment of the constitution of the State of Texas, the Restructuring Act cannot be amended or repealed by direct action of the electorate. The Texas legislature may repeal the Restructuring Act, or amend the Restructuring Act in a way that limits or alters the transition property so as to reduce its value. However, under the Restructuring Act, the State of Texas has pledged for the benefit and protection of Oncor and all financing parties that it (including the Commission) will not take or permit any action to be taken that would impair the value of the transition property.

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

      (b)The Restructuring Act May be Overturned by the Federal Government Without Full Compensation. The United States Congress or a federal agency may decide that it can preempt the Texas legislature and pass a law or adopt a rule or regulation prohibiting or limiting the collection of transition charges, or otherwise affecting the energy industry. A prohibition of this nature could negate the existence of transition property. One bill was introduced in the 107th Congress possibly prohibiting the recovery of wholesale stranded costs through charges similar to the transition charges provided for in the Restructuring Act. As of the date of this report, neither the House nor the Senate committees having primary relevant jurisdiction have considered, or indicated an intent to consider, the prohibition of the recovery of stranded costs or transition charges. The Company cannot predict whether any future bills that prohibit the recovery of stranded costs or regulatory assets, or securitized financing for the recovery of stranded costs, will become law or, if they become law, what their final form or effect will be. The Company can give no assurance that a court would consider the preemption by federal law of the Texas Restructuring Act a taking of property from the Company or from the holders of transition bonds. Moreover, even if this preemption of the Restructuring Act and/or the Financing Order by the federal government were considered a taking under the U.S. Constitution for which the government had to pay the estimated market value of the taken transition property at the time of the taking, the Company can give no assurance that this compensation would be sufficient to pay the full amount of principal of and interest on the transition bonds or to pay such amounts on a timely basis.

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

      (c)The Commission May Take Future Actions Which May Reduce the Value of an Investment in Transition Bonds. The Restructuring Act provides that the Financing Order is irrevocable upon issuance and is not subject to reduction, impairment or adjustment by further action of the Commission, except for the true-up adjustments. The State of Texas (including the Commission) has pledged that it will not take or permit any action to amend, alter or impair the value of transition property created under the Financing Order, except as permitted in true-up adjustments, until the principal, interest and premium, if any, and any other charges incurred and contracts to be performed in connection with the transition bonds have been paid and performed in full. The Commission guarantees that it will take specific regulatory actions pursuant to the Financing Order, as expressly authorized by the 1999 Restructuring Legislation, to ensure that transition charge revenues are sufficient to pay principal and interest on the transition bonds. However, the Commission retains the power to adopt, revise or rescind rules or regulations affecting the seller or a successor utility. The Commission also retains the power to interpret the Financing Order. Any new or amended regulations or orders by the Commission, for example, could affect the ability of the servicer to collect the transition charges in full and on a timely basis. The seller has agreed to take legal or administrative action to resist any Commission rule, regulation or decision that would reduce the value of the transition property. The Company cannot assure an investor that the seller would be successful in its efforts. Thus, future Commission rules, regulations or decisions may adversely affect the rating of the transition bonds, their price or the rate of transition charge collections and, accordingly, the amortization of transition bonds and their weighted average lives. As a result, an investor could suffer a loss in connection with an investment in transition bonds.

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

      Limits on Rights to Terminate Service May Make it More Difficult to Collect Transition Charges. An important element of an electric utility's policies and procedures relating to credit and collections is the right to terminate or disconnect service on account of nonpayment. The Financing Order provides that the sale of transition property by Oncor includes all rights of Oncor to authorize disconnection of electric service for nonpayment of transition charges. The Financing Order provides that, if the servicer is billing customers for transition charges, the servicer shall have the right to terminate service for nonpayment of transition charges pursuant to the Commission rules. Nonetheless, Texas statutory requirements and the rules and regulations of the Commission, which may change from time to time, regulate and control the right to terminate service. In August 2002, the Commission adopted new rules that significantly changed POLR service. Under the new POLR rules, instead of being transferred to the POLR, non-paying residential and small non-residential customers served by affiliated REPs are subject to disconnection. Non-paying residential and small non-residential customers served by non-affiliated REPs are transferred to the affiliated REP. Non-paying large non-residential customers can be disconnected by any REP if the customer's contract does not preclude it. Thus, within the new POLR framework, the POLR provides electric service only to customers who request POLR service, whose selected REP goes out of business, or who are transferred to the POLR by other REPs for reasons other than non-payment. Effective June 1, 2004, REPs that meet certain conditions will be permitted to request disconnection of non-paying customers. Oncor's affiliated REP and the other REPs may not terminate service to a customer on (1) a weekend day, (2) a day when the previous day's high temperature did not exceed 32 degrees Fahrenheit and is predicted to remain at or below that level for the next 24 hours or (3) a day for which the National Weather Service issues a heat advisory for any county in the service territory, or when a heat advisory has been issued for either of the two prior calendar days. As a result, REPs must provide service to these customers during this period without recouping transition charges from these customers. This could cause a REP to go out of business, which may reduce the amount of transition charge collections available for payments on the transition bonds, although any associated reduction in payments would be factored into the transition charge true-up adjustments.

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

      Issuance of Additional Transition Bonds May Adversely Affect Outstanding Bonds. Under the terms of the Settlement Plan with the Commission and the Financing Order, the Company intends to issue $790,000,000 in principal amount of additional transition bonds in 2004 or later. Any new series may include terms and provisions that would be unique to that particular series. The Company may not issue additional transition bonds if the issuance would result in the credit ratings on any outstanding series of transition bonds being reduced or withdrawn. However, the Company cannot assure investors that a new series would not cause reductions or delays in payments on their transition bonds. In addition, some matters relating to the transition bonds require the vote of the holders of all series and classes of transition bonds. An investor's interests in these votes may conflict with the interests of the beneficial owners of transition bonds of another series or of another class. Thus, these votes could result in an outcome that is materially unfavorable to an investor.

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

FORWARD-LOOKING STATEMENTS

      This report and other presentations made by the Company contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to the risks discussed above under RISK FACTORS THAT MAY EFFECT FUTURE RESULTS and factors contained in the Forward-Looking Statements section of Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2003 Form 10-K, that could cause the actual results of the Company to differ materially from those projected in such forward-looking statements.

      Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for the Company to predict all of such factors, nor can it assess the impact of each such factor or the extent to which any factor, or combination of factors, may cause the actual results of the Company to differ materially from those projected in any forward-looking statement.

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

                           PART II. OTHER INFORMATION

                                REQUIRED REPORTS

      The Company has included in this quarterly report on Form 10-Q or furnished on its website at www.oncorgroup.com, as indicated, the following information in respect of each series of outstanding transition bonds, as required by the terms of the indenture relating to the transition bonds. Exhibits that are filed as a part of this Form 10-Q are listed below.

                                                                                          Filed as Exhibit
                                                                                          or Furnished on
                                        Required Item                                         Website
--------------------------------------------------------------------------------        --------------------
Monthly servicer reports (January 2004).........................................         Exhibit 99 (a)(1)
Monthly servicer reports (February 2004)........................................         Exhibit 99 (a)(2)
Monthly servicer reports (March 2004)...........................................         Exhibit 99 (a)(3)

A statement  reporting the balance in the collection accounts as of the end
of each quarter.................................................................         Exhibit 99 (b)

A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order; (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each
REP satisfies the creditworthiness requirements of the Financing Order...........         Exhibit 99 (c)

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)         Exhibits:

                 Previously Filed*
                     With File            As
  Exhibits            Number           Exhibit
  --------            ------           -------
3(i)           Articles of Incorporation.

3(a)           333-91935              4(b)        --    Amended and  Restated  Certificate  of  Formation  of Oncor
               Form 8-K (filed                          Electric Delivery  Transition Bond Company LLC, dated as of
               August 21, 2003)                         August 11, 2003.

3(a)(1)                                           --    Certificate of Amendment to Amended and Restated
                                                        Certificate of Formation of Oncor Electric Delivery Transition
                                                        Bond Company LLC, dated as of May 13, 2004.

3(ii)          By-laws.

3(b)           333-91935              4(a)        --    Amended and Restated Limited  Liability  Company  Agreement
               Form 8-K (filed                          of Oncor  Electric  Delivery  Transition  Bond Company LLC,
               August 21, 2003)                         dated and effective as of August 21, 2003.

3(b)(1)                                           --    First Amendment to Amended and Restated Limited Liability
                                                        Company Agreement of Oncor Electric Delivery Transition
                                                        Bond Company LLC, dated and effective as of May 13, 2004.

(32)           Section 1350 Certifications.

32(a)**                                           --    Certification of M.S. Greene,  principal executive officer of TXU  Electric  Delivery  Transition  Bond  Company LLC,
                                                        pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)**                                           --    Certification  of  Scott  Longhurst,  principal  financial officer of TXU Electric  Delivery  Transition Bond Company
                                                        LLC, pursuant to Section 906 of the  Sarbanes-Oxley Act of
                                                        2002.
(99)           Additional Exhibits.

99(a)(1)                                          --    Monthly Servicer Report (January 2004)

99(a)(2)                                          --    Monthly Servicer Report (February 2004)

99(a)(3)                                          --    Monthly Servicer Report (March 2004)

99(b)                                             --    Statement of Balances as of March 31, 2004

99(c)                                             --    A quarterly statement affirming that, in all material
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

______________
*  Incorporated by reference
** Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this Certificate is not being "filed" for purposes of Section 18 of the Securities Act of 1934

   (b) Reports on Form 8-K filed since December 31, 2003:

               None

                                  CERTIFICATION



I, Scott Longhurst, Senior Vice President and Principal Financial Officer of Oncor Electric Delivery Company, the servicer under the transition property servicing agreement, certify that:

        1. I have reviewed this quarterly report on Form 10-Q and all other reports containing distribution information filed for the period covered by this quarterly report;

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




Date:    May 14, 2004




                         By:         /s/ Scott Longhurst
                            -------------------------------------------------
                            (Scott Longhurst, Senior Vice President and
                             Principal Financial Officer of Oncor Electric Delivery Company)

                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                            TXU ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC




                               By    /s/Scott Longhurst
                                  -----------------------------------
                                 (Scott Longhurst, Senior Vice-President and
                                  Principal Financial Officer)






Date:  May 14, 2004