Form 10-Q/A
period 2004-03-31
TXU ELECTRIC DELIVERY TRANSITION BOND CO LLC
filed 2004-05-17
CIK 1100179

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------


                                    FORM 10-Q/A

                                 Amendment No. 1

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

This amended Form 10-Q is being filed to provide Exhibit 15 not included in the Form 10-Q that was filed on May 14, 2004.

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
                                                        Company Agreement of Oncor Electric Delivery Transition
                                                        Bond Company LLC, dated and effective as of May 13, 2004.

(15)           Letter re: amended financial
               information

15                                                --    Letter from independent accountants as to unaudited interim financial information.

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