Form 10-Q
period 2004-06-30
TXU ELECTRIC DELIVERY TRANSITION BOND CO LLC
filed 2004-08-16
CIK 1100179

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-Q


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                    -- OR --

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                              ---------------------


                        Commission File Number 333-91935


                TXU Electric Delivery Transition Bond Company LLC
         (formerly Oncor Electric Delivery Transition Bond Company LLC)

             (Exact Name of Registrant as Specified in its Charter)


A Delaware Limited Liability Company                       75-2851358
      (State of Organization)              (I.R.S. Employer Identification No.)



 500 N Akard Street, Dallas, TX  75201                    (214) 486-2000
(Address of Principal Executive Offices)        (Registrant's Telephone Number)
(Zip Code)
                              ---------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes      No X
                                                ----   ----

As of August 12, 2004, all outstanding membership interests in TXU Electric Delivery Transition Bond Company LLC were held by TXU Electric Delivery Company.

TXU Electric Delivery Transition Bond Company LLC meets the conditions set forth in General Instructions (H) (1) (a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format.
===============================================================================

                                TABLE OF CONTENTS
-----------------------------------------------------------------------------------------------------------------

                                                                                                             Page
                                                                                                             ----

Glossary...........................................................................................           ii

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


         Condensed Statements of Income --
         Three and Six Months Ended June 30, 2004 and 2003..........................................           1

         Condensed Statement of Cash Flows --
         Six Months Ended June 30, 2004 ............................................................           2

         Condensed Balance Sheets --
         June 30, 2004 and December 31, 2003........................................................           3

         Notes to Condensed Financial Statements....................................................           4

         Report of Independent Registered Public Accounting Firm....................................           6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..................................................................           7

Item 4.  Controls and Procedures....................................................................          25

PART II.  OTHER INFORMATION

Required Reports....................................................................................          26

Item 6.  Exhibits and Reports on Form 8-K...........................................................          26

SIGNATURE...........................................................................................          29


Periodic reports on Form 10-K and Form 10-Q and current reports on Form 8-K that contain financial information of TXU Electric Delivery Transition Bond Company LLC will be made available to the public, free of charge, on the TXU Electric Delivery Company website at http://www.txuelectricdelivery.com, shortly after they have been filed with the Securities and Exchange Commission. TXU Electric Delivery Transition Bond Company LLC will provide copies of current reports not posted on the website upon request.

                                    GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

1999 Restructuring Legislation.................     legislation that restructured the electric utility industry in Texas to provide for retail competition

2003 Form 10-K.................................     TXU Electric Delivery Transition Bond Company's Annual
                                                    Report on Form 10-K for the year ended December 31, 2003
                                                    (formerly Oncor Electric Delivery Transition Bond
                                                    Company LLC)

Commission.....................................     Public Utility Commission of Texas

Company .......................................     TXU Electric Delivery Transition Bond Company LLC (formerly
                                                    Oncor Electric Delivery Transition Bond Company
                                                    LLC), a wholly-owned bankruptcy remote financing
                                                    subsidiary of TXU Electric Delivery Company

Energy.........................................     refers to TXU Energy Company LLC, a subsidiary of US
                                                    Holdings, and/or its consolidated subsidiaries, depending on context


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

Financing Order ...............................     the financing order issued by the Commission on August 5,
                                                    2002 to Electric Delivery, its successors and assignees that provide transmission and distribution service

Moody's........................................     Moody's Investors Services, Inc.

Electric Delivery..............................     refers to TXU Electric Delivery Company, a subsidiary of US
                                                    Holdings, or Electric Delivery and its consolidated
                                                    bankruptcy remote financing subsidiary, TXU Electric
                                                    Delivery Transition Bond Company LLC, depending on context

REP............................................     retail electric provider

S&P............................................     Standard & Poor's, a division of the McGraw Hill Companies

Settlement Plan................................     Regulatory settlement plan that received final approval by the Commission in January 2003

US GAAP........................................     accounting principles generally accepted in the United
                                                    States of America

US Holdings....................................     TXU US Holdings Company, a subsidiary of TXU Corp.


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                TXU ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                Three Months Ended   Six Months Ended
                                                                                   June 30, 2004       June 30, 2004
                                                                                ------------------   -----------------
 Operating revenues:
    Transition charge revenue..............................                        $ 13,908,316         $ 27,937,555
    Investment income......................................                              36,691               66,328
                                                                                   ------------         ------------
      Total operating revenues.............................                          13,945,007           28,003,883

 Operating expenses:
    Interest expense.......................................                           7,627,082           12,931,084
    Amortization of transition property....................                           8,807,264           14,465,182
    Over (under) -recovery of transition charges...........                          (2,637,992)             331,930
    Servicing fees, administrative and general expenses....                             148,653              275,687
                                                                                    -----------          -----------
      Total operating expenses.............................                          13,945,007           28,003,883

 Net income (loss).........................................                        $          -          $         -
                                                                                   ------------          ------------

See Notes to Condensed Financial Statement

                TXU ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                              Six Months Ended
                                                                                                June 30, 2004
                                                                                              -----------------
Cash flows - operating activities:
     Net income..........................................................................         $       --
     Adjustments to reconcile net income to cash
       provided by operating activities:
          Amortization of transition property............................................         14,465,182
          Over-recovery of transition charges............................................            331,930
     Changes in operating assets.........................................................         (1,924,479)
     Changes in operating liabilities....................................................          2,735,405
                                                                                                ------------
          Cash provided by operating activities..........................................         15,608,038

Cash flows - investing activities:
     Purchase of transition property.....................................................       (789,777,000)
     Deposit of restricted funds.........................................................        (11,863,228)
                                                                                                -------------
          Cash used in investing activities..............................................       (801,640,228)

Cash flows - financing activities:
     Proceeds from issuance of transition notes..........................................        789,777,000
     Equity contribution from parent.....................................................          3,948,885
     Repayment of debt...................................................................         (7,693,695)
                                                                                                ------------
          Cash provided by financing activities..........................................        786,032,190
                                                                                                ------------

     Net increase in cash and cash equivalents...........................................                 --
     Cash and cash equivalents, beginning of period......................................              1,000
                                                                                                  ----------
     Cash and cash equivalents, end of period............................................         $    1,000
                                                                                                  ==========

See Notes to Condensed Financial Statements

                TXU ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                                     June 30,        December 31,
                                                                                       2004              2003
                                                                                   -------------     -------------
                                    ASSETS
   Current assets:
     Cash and cash equivalents..............................................      $        1,000     $      1,000
     Restricted cash........................................................          22,752,371       12,392,207
     Transition charge receivable:
       Affiliates...........................................................           6,925,839        5,581,423
       Trade................................................................           2,485,726        1,905,664
                                                                                  --------------     ------------
       Total current assets.................................................          32,164,936       19,880,294
   Investments:
     Restricted funds held in trust.........................................          14,015,775       12,512,711
     Transition property, net of accumulated amortization
       of $20,213,346 and $5,748,164........................................       1,269,563,654      494,251,836
                                                                                  --------------     ------------
       Total assets.........................................................      $1,315,744,365     $526,644,841
                                                                                  ==============     ============

                        LIABILITIES AND MEMBER'S EQUITY

   Current liabilities:
     Long-term debt due currently...........................................      $   69,792,908     $ 22,543,239
     Accounts payable - affiliate...........................................             195,792          169,793
     Accrued interest.......................................................          10,178,955        7,777,756
     Other current liabilities..............................................             733,581          425,374
                                                                                  --------------     ------------
       Total current liabilities............................................          80,901,236       30,916,162
   Transition bonds.........................................................       1,212,290,397      477,456,761
   Regulatory liability.....................................................           6,102,847        5,770,918
                                                                                  --------------     ------------
       Total liabilities....................................................       1,299,294,480      514,143,841
   Member's equity..........................................................          16,449,885       12,501,000
                                                                                  --------------     ------------
       Total liabilities and member's equity................................      $1,315,744,365     $526,644,841
                                                                                  ==============     ============


See Notes to Condensed Financial Statements

                  TXU ELECTRIC DELIVERY TRANSITION BOND COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1.    SIGNIFICANT ACCOUNTING POLICIES

         Business - The Company is a bankruptcy remote special purpose Delaware limited liability company, wholly-owned by Electric Delivery. Electric Delivery is a wholly-owned subsidiary of US Holdings, which is a wholly-owned subsidiary of TXU Corp. Electric Delivery is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs that sell electricity in the north-central, eastern and western parts of Texas.

     The Company was organized in November 1999 for the sole purpose of purchasing and owning transition property (as defined in the 1999 restructuring legislation) acquired from Electric Delivery. The Company had no operations until August 2003. In connection with the acquisition of the transition property, the Company (a) registered and issued transition bonds, (b) pledged its interest in the transition property and other transition bond collateral to secure the transition bonds, (c) has agreed to make debt service payments on the transition bonds, and (d) has agreed to perform other activities that are necessary, suitable or convenient to accomplish these purposes. The Company is structured and is operated in a manner such that in the event of bankruptcy proceedings against Electric Delivery, the assets of the Company will not be consolidated into the bankruptcy estate of Electric Delivery. Electric Delivery is not the owner of the transition property described herein, and the assets of the Company are not available to pay creditors of Electric Delivery or any of its affiliates.

      Effective May 13, 2004, the Company changed its name from Oncor Electric Delivery Transition Bond Company LLC to TXU Electric Delivery Transition Bond Company LLC.

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

2.       RELATED PARTY TRANSACTIONS

      Electric Delivery provides billing, payment processing, management and administrative services to the Company pursuant to administration and servicing agreements between the Company and Electric Delivery. Under these agreements, Electric Delivery furnishes to the Company, at a fixed fee per year, billing, payment processing, collection, clerical, secretarial and other accounting services, which are reflected as administrative and general expenses in the income statement. Servicing and administration fees provided by and accrued to Electric Delivery, totaled $135,508 and $250,999 for the three and six months ended June 30, 2004, respectively

      During the three and six months ended June 30, 2004, transition charges billed to Energy, and reflected in revenues, totaled $9,559,289 and $19,551,285, respectively. The balance of accounts receivable due from Energy at June 30, 2004 was $6,925,839.

3.       FINANCING ARRANGEMENTS

      Long-term Debt -- At June 30, 2004 and December 31, 2003, the Company's long-term debt consisted of the following:

                                                                                                 June 30,      December 31,
                                                                                                    2004           2003
                                                                                               ------------   -------------

    2.260% Fixed Series 2003 Bonds due in bi-annual installments through February 15, 2007...  $   95,306,305    $103,000,000
    4.030% Fixed Series 2003 Bonds due in bi-annual installments through February 15, 2010...     122,000,000     122,000,000
    4.950% Fixed Series 2003 Bonds due in bi-annual installments through February 15, 2013...     130,000,000     130,000,000
    5.420% Fixed Series 2003 Bonds due in bi-annual installments through August 15, 2015.....     145,000,000     145,000,000
    3.520% Fixed Series 2004 Bonds due in bi-annual installments through November 15, 2009...     279,000,000               -
    4.810% Fixed Series 2004 Bonds due in bi-annual installments through November 15, 2012...     221,000,000               -
    5.290% Fixed Series 2004 Bonds due in bi-annual installments through May 15, 2016........     289,777,000               -
                                                                                               --------------    ------------
        Total................................................................................   1,282,083,305     500,000,000

    Less amount due currently................................................................      69,792,908      22,543,239
                                                                                               ---------------   ------------

    Total Long-Term Debt.....................................................................  $1,212,290,397    $477,456,761
                                                                                               ==============    ============


      The transition property sold to the Company is pledged as collateral for the bonds, as well as restricted cash in the Capital Sub-account at June 30, 2004 of $3,980,006. Collections of transition charges will be used to pay the principal, interest and associated costs of the transition bonds. The Company is required to maintain restricted cash pledged as collateral for the bonds in an amount equal to 0.5% of the initial aggregate principal amount of bonds outstanding. Should the transition charges collected through the specified payment dates listed above not provide adequate funds to make the scheduled payments of principal and interest, the transition charges can continue to be collected for approximately two years before the bond goes into default for non-payment.

4.       MEMBER'S EQUITY

      Upon the issuance of the $789,777,000 series of transition bonds, Electric Delivery was required to contribute $3,948,885 to the Capital Sub-account, pledged as collateral for that series of transition bonds.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TXU Electric Delivery Transition Bond Company LLC:

We have reviewed the accompanying condensed balance sheet of TXU Electric Delivery Transition Bond Company LLC (formerly Oncor Electric Delivery Transition Bond Company LLC) (the "Company") as of June 30, 2004, and the related condensed statements of income for the three-month and six-month period ended June 30, 2004 and the condensed statement of cash flows for the period ended June 30, 2004. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the balance sheet of the Company as of December 31, 2003, and the related statements of income, cash flows and member's equity for the year then ended (not presented herein); and in our report dated March 25, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2003, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP

Dallas, Texas
August 13, 2004

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

BUSINESS

      The Company is a bankruptcy remote special purpose Delaware limited liability company, wholly-owned by Electric Delivery. Electric Delivery is a wholly-owned subsidiary of US Holdings, which is a wholly-owned subsidiary of TXU Corp. Electric Delivery is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs that sell electricity in the north-central, eastern and western parts of Texas.

      The Company was organized in November 1999 for the sole purpose of purchasing and owning transition property acquired from Electric Delivery. The Company had no operations until August 2003. In connection with the acquisition of the transition property, the Company (a) registered and issued transition bonds, (b) pledged its interest in the transition property and other transition bond collateral to secure the transition bonds, (c) has agreed to make debt service payments on the transition bonds, and (d) has agreed to perform other activities that are necessary, suitable or convenient to accomplish these purposes. The Company is structured and is operated in a manner such that in the event of bankruptcy proceedings against Electric Delivery, the assets of the Company will not be consolidated into the bankruptcy estate of Electric Delivery. Electric Delivery is not the owner of the transition property described herein, and the assets of the Company are not available to pay creditors of Electric Delivery or any of its affiliates.

RESULTS OF OPERATIONS

      In August 2003, the Company issued and sold the first series of transition bonds in an aggregate principal amount of $500,000,000. On June 7, 2004, the Company completed the issuance and sale of a second series of transition bonds in aggregate principal amount of $789,777,000. The proceeds from the sale of the transition bonds were used to acquire transition property from Electric Delivery. Such property represents the irrevocable right to impose, collect and receive transition charges in an amount sufficient to pay the interest, fees, and expenses associated with the transition bonds, as well as the aggregate principal amount of the transition bonds. The Company pledged its interests in the related transition property and other transition bond collateral to secure the transition bonds.

      Electric Delivery used the net proceeds from the sale of transition property in connection with the issuance of the second series of transition bonds to retire portions of its debt and equity. The transition bonds have interest rates ranging from 3.52% to 5.29% and scheduled final payment dates ranging from 2009 through 2016.

      Electric Delivery, on behalf of the Company, bills REPs the initial transition charges approved by the Commission to collect the funds needed to make scheduled principal and interest payments on the transition bonds issued in August 2003 and in June 2004. During the six months ended June 30, 2004, operating revenues of $28,003,883 included $218,903 of accrued unbilled revenues, as well as $66,328 of interest income on those funds collected.

      The Company accrues interest on the $500,000,000 aggregate principal amount of initial series of transition bonds and on the $789,777,000 aggregate principal amount of subsequent series of transition bonds. For the six months ended June 30, 2004, interest expense totaled $12,931,084.

      The Company also amortizes the transition property in accordance with the amortization schedule approved by the Commission and based on expected collections of transition charges over the life of the bonds. Such amortization for the six months ended June 30, 2004 was $14,465,182.

      As a result of variations in power usage and the effects of unbilled revenue accruals, temporary over or under recovery of transition charges may occur. On January 15, 2004, Electric Delivery filed, on behalf of the Company, an interim true-up adjustment with the Commission in respect to the first series of transition bonds. Electric Delivery requested the Commission increase the authorized transition charges to generate sufficient funds to make the full payment of scheduled principal and interest in respect to the first series of transition bonds on August 16, 2004, and to replenish the Capital Sub-account for the first series of transition bonds to the required $2,500,000 level. That interim true-up adjustment was effective automatically on January 15, 2004 for use in the February billing. For the six months ended June 30, 2004, the Company recorded over recovery of transition charges expense and an offsetting regulatory liability of $331,930.

      Servicing and administration fees provided by and accrued to Electric Delivery, totaled $250,999 for the six months ended June 30, 2004. This amount is expected to increase since the remaining series of transition bonds of $789,777,000 have been issued.

      Upon the issuance of the $789,777,000 series of transition bonds, Electric Delivery was required to contribute $3,948,885 to the Capital Sub-account, pledged as collateral for that series of transition bonds.

      During the first six months of 2004, a scheduled principal payment of $7,693,695 was made on the transition bonds. Cash flows from operating activities provided $15,608,039 after payment of expenses and interest associated with the transition bonds.

      Electric Delivery, as servicer and on behalf of the Company, intends to file in August 2004 for an adjustment of the transition charges that service the first series of bonds. Under the Financing order and its servicing agreements with us, the servicer is required to seek annual adjustments to the transition charges to ensure that the expected collection of the transition charges is adequate to pay principal and interest when due, pay other qualified costs when due, and fund and replenish the over-collateralization and capital subaccounts to the required levels. The adjustments, subject to the confirmation of its mathematical accuracy by the Commission, will be effective for the September 2004 billing cycle.

FINANCING ACTIVITIES

      The Company's financial needs are limited to issuance of the transition bonds. There is no provision to allow for any other borrowings.

      Financial Covenants, Credit Rating Provisions and Cross Default Provisions -- The terms of the indenture contain financial covenants that require maintenance of specified collateral deposits in proportion to the aggregate principal amount of the bonds outstanding. As of June 30, 2004, the Company was in compliance with such covenants.

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

      o the related transition property, including the irrevocable right to impose, collect and receive the related transition charges from customers and to adjust the transition charges at least annually;

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

      The transition bonds will not be insured or guaranteed by Electric Delivery, including in its capacity as servicer, or by its ultimate parent, TXU Corp., any of its affiliates (other than the Company), the indenture trustee or any other person or entity. Thus, reliance for payment of the transition bonds must be based upon collections of the related transition charges, available funds on deposit in the applicable trust accounts held by the indenture trustee and any other credit enhancement described in the applicable prospectus supplement related to a series of transition bonds. A series of transition bonds will be payable only from Collateral that secures such series and not from transition charges imposed and collected for any other series of transition bonds. The organizational documents of the Company will restrict the right to acquire other assets unrelated to the transactions described herein.

Judicial, Legislative or Regulatory Actions That May Adversely Affect an Investment in Transition Bonds

     Legal Action May Reduce the Value of an Investment in Transition Bonds. The transition property is created pursuant to the 1999 restructuring legislation and a financing order issued by the Commission. Investing in bonds payable from an asset that depends for its existence on recently enacted legislation with a limited history and judicial interpretation and regulatory implementation and interpretation is risky. The 1999 restructuring legislation was adopted in June 1999 by a vote of 142-4 in the Texas House and 27-3 in the Senate and signed into law by Governor George W. Bush.

      On December 31, 2001, a settlement plan was filed on behalf of US Holdings, which, among other things, resolved all issues related to US Holdings' stranded cost recovery and securitization of Electric Delivery's regulatory assets. On August 5, 2002, the Commission issued the Financing Order, pursuant to the settlement plan, authorizing the issuance of transition bonds relating to recovery of Electric Delivery's regulatory assets. The Commission's order approving the settlement plan and the Financing Order were appealed by certain nonsettling parties to the Travis County, Texas District Court in August 2002. In January 2003, US Holdings concluded a settlement of these appeals, and they were dismissed. Thus, the settlement became final.

      A portion of the 1999 restructuring legislation was challenged in Texas state court. This portion of the 1999 restructuring legislation was upheld and is no longer subject to appeal, as is discussed below. Notwithstanding the Texas state court's decision, a future Texas state or federal court decision might overturn the Restructuring Act or the Financing Order. Because the securitization financing is a creation of statute, any alteration affecting the validity of the relevant underlying legislative provisions could directly impact the transition bonds. For example, if the provisions that create transition property were invalidated, the validity of the principal assets securing the transition bonds could be eliminated. As another example, if the provisions that allow for the transition charge true-up adjustment process were invalidated, the servicer could be prevented from ensuring that sufficient funds are deposited with the indenture trustee for the scheduled payments on the transition bonds. If an invalidation of any relevant underlying legislative provision or financing order provision occurs, some or all of the investment in the transition bonds may be lost or delays may be experienced in recovering the investment. The 1999 restructuring legislation or any of its provisions, including the provisions relating to securitization, may be directly contested in courts or otherwise become the subject of litigation.

      The constitutionality of the securitization provisions of the 1999 restructuring legislation under the Texas Constitution was challenged in connection with a securitization request made by Central Power and Light Company. The constitutionality of the challenged provisions of the 1999 restructuring legislation was affirmed by the Travis County, Texas District Court in July 2000. This judgment was appealed directly to the Texas Supreme Court. On June 6, 2001, the Texas Supreme Court affirmed the judgment of the Travis County, Texas District Court denying this appeal and finding that the securitization provisions are constitutional. The Texas Supreme Court denied rehearing, with a corrected opinion that did not affect the substance of the original ruling, on August 30, 2001. No petition for writ of certiorari was filed with the United States Supreme Court prior to the deadline for such a filing.

      If in the future a state or federal court were to determine that the relevant provisions of the 1999 restructuring legislation or the Financing Order are unlawful or invalid, that decision could adversely affect the validity of the transition bonds or the Company's ability to make payments on the transition bonds. In that case, a loss on or delay in recovery of the investment in the transition bonds may be experienced. If the 1999 restructuring legislation is overturned, the limitation on appealing the Financing Order may also be overturned. The Company cannot assure that another lawsuit challenging the validity of the 1999 restructuring legislation will not be filed in the future or that, if filed, such lawsuit would not be successful.

      Other states have passed electric utility deregulation laws similar to the 1999 restructuring legislation, and some of these laws have been challenged by judicial actions. To date, none of these challenges has succeeded, but future judicial challenges could be made in other states. An unfavorable decision regarding another state's law would not automatically invalidate the 1999 restructuring legislation or the Financing Order, but it might provoke a challenge to the 1999 restructuring legislation or the Financing Order. In addition, an unfavorable court decision with respect to another state's statute may establish a legal precedent for a successful challenge to the 1999 restructuring legislation depending on the similarity of the other statute and the applicability of the legal precedent to the 1999 restructuring legislation. Furthermore, legal action in other states could heighten awareness of the political and other risks of the transition bonds, and in that way may limit the liquidity and value of the transition bonds. Therefore, legal activity in other states may indirectly affect the value of an investment in transition bonds.

      Neither the Company nor Electric Delivery will indemnify an investor for any changes in the law, including any amendment or repeal of the Restructuring Act, that may affect the value of the transition bonds. Electric Delivery may have to indemnify the Company, however, if legal action based on law in effect at the time of the issuance of the transition bonds invalidates the transition property.

      Further Legislative Action May Reduce the Value of An Investment in Transition Bonds. The value of an investment in transition bonds may decline due to legislative action. For example:

      (a)Future Texas Legislative Action May Invalidate the Transition Bonds or the Transition Property which is the Primary Source of Payments on the Transition Bonds. Unlike many other states (including California, Massachusetts and Michigan), the citizens of the State of Texas do not have the constitutional right to adopt or revise laws by initiative or referendum. Thus, absent any amendment of the constitution of the State of Texas, the 1999 restructuring legislation cannot be amended or repealed by direct action of the electorate. The Texas legislature may repeal the 1999 restructuring legislation, or amend the 1999 restructuring legislation in a way that limits or alters the transition property so as to reduce its value. However, under the 1999 restructuring legislation, the State of Texas has pledged for the benefit and protection of Electric Delivery and all financing parties that it (including the Commission) will not take or permit any action to be taken that would impair the value of the transition property.

         Hunton & Williams LLP has rendered its opinion to the Company and Electric Delivery in connection with the issuance of the first series of the transition bonds, and rendered a similar opinion to the Company and Electric Delivery in connection with the second series of transition bonds, that under the laws of the State of Texas and the United States, holders of the transition bonds could successfully challenge under the Federal Contracts Clause and the Texas Contracts Clause the constitutionality of any legislation passed by the State of Texas, including the Commission, which becomes law that repeals or amends the 1999 restructuring legislation in such a manner that substantially impairs the value of the rights of the holders of the transition bonds or the transition charges prior to the time that the transition bonds are fully paid and discharged, unless it was determined that such repeal or amendment was a legitimate and reasonable exercise of the State of Texas' sovereign powers and reasonable and necessary to serve a significant and legitimate public purpose. Further, Hunton & Williams LLP rendered to the Company and Electric Delivery its opinion that a court would conclude that adverse action by the Texas legislature or the Commission that repeals the State of Texas' pledge to the holders of the transition bonds or otherwise adversely affects the transition property would constitute a compensable "taking" under the Takings Clauses of the United States and Texas Constitutions, if the court determines that any such action is an intentional action by the Texas legislature or the Commission, effects a regulatory taking of the transition property and is for public use. There is no assurance, however, that, even if a court were to award just compensation, it would be sufficient to pay the full amount of principal and interest on the transition bonds.

         It may be possible for the Texas legislature to enact legislation that would impair the rights and remedies of bondholders without violating the State's pledge, if the legislature acts in order to serve a significant and legitimate public purpose, such as protecting the public health and safety or otherwise acts in the valid exercise of the state's police power. Even if the legislature provides an investor with an amount deemed to be just compensation, it may not be sufficient to fully recover the investment. The Company cannot assure an investor of the likelihood or legal validity of any action of this type by the Texas legislature, or whether the action would be considered a taking. As of the date of this report, the Company is not aware of any pending legislation in the Texas legislature that would affect any provisions of the 1999 restructuring legislation related to transition property or transition charges or the provisions of the Financing Order.

         The Company cannot assure an investor that a repeal or amendment to the 1999 restructuring legislation will not be sought or adopted or that any action by the State of Texas adverse to an investment in the transition bonds will not occur. In any such event, costly and time-consuming litigation might ensue. Any litigation of this type might adversely affect the price and liquidity of the transition bonds and delay the payment of interest and principal and, accordingly, the weighted average lives of the transition bonds.

      (b)The 1999 Restructuring Legislation May be Overturned by the Federal Government Without Full Compensation. The United States Congress or a federal agency may decide that it can preempt the Texas legislature and pass a law or adopt a rule or regulation prohibiting or limiting the collection of transition charges, or otherwise affecting the energy industry. A prohibition of this nature could negate the existence of transition property. As of the date of this report, neither the House nor the Senate committees having primary relevant jurisdiction have considered, or indicated an intent to consider, the prohibition of the recovery of stranded costs or transition charges. The Company cannot predict whether any future bills that prohibit the recovery of stranded costs or regulatory assets, or securitized financing for the recovery of stranded costs, will become law or, if they become law, what their final form or effect will be. The Company can give no assurance that a court would consider the preemption by federal law of the Texas
         1999 restructuring legislation a taking of property from the Company or from the holders of transition bonds. Moreover, even if this preemption of the 1999 restructuring legislation and/or the Financing Order by the federal government were considered a taking under the U.S. Constitution for which the government had to pay the estimated market value of the taken transition property at the time of the taking, the Company can give no assurance that this compensation would be sufficient to pay the full amount of principal of and interest on the transition bonds or to pay such amounts on a timely basis.

         The Company and Electric Delivery have agreed to take legal or administrative action as may be reasonably necessary to block or overturn any attempts to cause a repeal, modification or amendment to the 1999 restructuring legislation, the Financing Order or the transition property.

         Neither the Company, Electric Delivery nor any successor seller or servicer will indemnify an investor for any changes in the law that may affect the value of the transition bonds. In addition, any action by the United States Congress or Texas legislature, even if the action is ultimately determined to be invalid, and even if full compensation is ultimately provided to the holders of transition bonds, might result in costly and time-consuming litigation. Any litigation of this type might adversely affect the price and liquidity of the transition bonds and the dates of payment of interest and principal. Moreover, given the lack of judicial precedent directly on point, and the novelty in Texas of transition property as security for transition bonds, the Company cannot predict the outcome of any litigation with certainty. Accordingly, an investor may suffer a loss on or delay in recovery of an investment in the transition bonds.

      (c)The Commission May Take Future Actions Which May Reduce the Value of an Investment in Transition Bonds. The 1999 restructuring legislation provides that the Financing Order is irrevocable upon issuance and is not subject to reduction, impairment or adjustment by further action of the Commission, except for the true-up adjustments. The State of Texas (including the Commission) has pledged that it will not take or permit any action to amend, alter or impair the value of transition property created under the Financing Order, except as permitted in true-up adjustments, until the principal, interest and premium, if any, and any other charges incurred and contracts to be performed in connection with the transition bonds have been paid and performed in full. The Commission guarantees that it will take specific actions pursuant to the Financing Order, as expressly authorized by the 1999 Restructuring Legislation, to ensure that transition charge revenues are sufficient to pay principal and interest on the transition bonds. However, the Commission retains the power to adopt, revise or rescind rules or regulations affecting the seller or a successor utility. The Commission also retains the power to interpret the Financing Order. Any new or amended regulations or orders by the Commission, for example, could affect the ability of the servicer to collect the transition charges in full and on a timely basis. The seller has agreed to take legal or administrative action to resist any Commission rule, regulation or decision that would reduce the value of the transition property. The Company cannot assure an investor that the seller would be successful in its efforts. Thus, future Commission rules, regulations or decisions may adversely affect the rating of the transition bonds, their price or the rate of transition charge collections and, accordingly, the amortization of transition bonds and their weighted average lives. As a result, an investor could suffer a loss in connection with an investment in transition bonds.

         The servicer is required to file with the Commission, on behalf of the Company, any requested adjustments of the transition charges. There is uncertainty associated with investing in transition bonds whose timely payment of principal and interest may depend on true-up adjustments because of the limited judicial or regulatory experience implementing and interpreting the provisions of the 1999 restructuring legislation providing for true-up adjustments. The Company cannot assure that the foregoing adjustment procedures and adjustments will not be challenged. Such challenges could result in costly and time consuming litigation. A shortfall or material delay in transition charge collections due to inaccurate forecasts, delayed implementation of true-up adjustments or the failure to implement a true-up adjustment could result in payments of principal of and interest on the transition bonds not being paid according to the expected amortization schedule, lengthening the weighted average life of the transition bonds, or in payments of principal and interest not being made at all. As a result, an investor could suffer a loss in connection with an investment.

         On May 20, 2003, various electric cooperatives and municipally-owned utilities in Electric Delivery's service territory filed a petition for rulemaking with the Commission requesting that the Commission adopt a rule regarding the billing and collection of transition charges from end-use customers in multiply-certificated service areas who switched electricity providers after May 1, 1999. Electric Delivery believes that the number of such customers is less than one hundred. The rule proposed by the petitioners only involves the method of collecting transition charges, including the liability in connection therewith, and would require the transition charges to be billed directly to those customers by the servicer, rather than by the applicable electric cooperative or municipally-owned utility. Electric Delivery has filed a response to the petition stating that the proposed rule would violate the 1999 restructuring legislation and the Financing Order and has filed a complaint with the Commission requesting that the Commission order the electric cooperatives and municipally-owned utilities to implement the current procedure. The Commission has denied the rulemaking petition and indicated that it will initiate a separate rulemaking later. The complaint proceeding is currently abated to allow Electric Delivery and the petitioners to pursue settlement negotiations. Inasmuch as the petitioners assert that the issue in this proceeding does not involve the legality of the recovery of the transition charges or the amount thereof, Electric Delivery does not believe the result of this proceeding will be materially adverse to holders of the transition bonds; however, Electric Delivery cannot predict the outcome.

Servicing Risks

      Inaccurate Forecasting or Unanticipated Delinquencies Could Result in Insufficient Funds to Make Scheduled Payments on the Transition Bonds. The transition charges are generally assessed based on customer usage, which includes kilowatts demanded and kilowatt-hours of electricity consumed by retail customers in Electric Delivery's service area. Electric Delivery will calculate the transition charges for each series of transition bonds according to the methodology approved by the Financing Order authorizing those transition charges. In addition, Electric Delivery, as servicer, is required to file with the Commission periodic adjustment calculations for the transition charges. These adjustments are intended to provide, among other things, for timely payment of the transition bonds, but the frequency of these adjustments is limited to once per year for a standard true-up, no more than semi-annually (if payment dates on transition bonds are semi-annual) or not more than once every three months (if payment dates on the transition bonds are quarterly) for an interim true-up, but can be more frequently for a non-standard true-up. Electric Delivery will generally base its adjustment calculations on any shortfalls or excess in collections from customers during the prior adjustment period and on projections of future electricity use and customers' ability to pay their electric bills. If the servicer inaccurately forecasts electricity consumption or demand or underestimates customer delinquencies or charge-offs when setting or adjusting the transition charges, or if the effectiveness of the adjustments is delayed for any reason, there could be a shortfall or material delay in transition charge collections. A shortfall or material delay in transition charge collections could result in payment of principal of and interest on the transition bonds not being made according to the expected amortization schedule, thus lengthening the weighted average life of the transition bonds, or in payments of principal and interest not being made at all.

      Inaccurate forecasting of electricity consumption by the servicer could result from, among other things:

      o warmer winters or cooler summers, resulting in less electricity consumption than forecasted;

      o general economic conditions being worse than expected, causing customers to migrate from Electric Delivery's service territory or reduce their electricity consumption;

      o the occurrence of a natural disaster, such as a tornado, or an act of war or terrorism or other catastrophic event unexpectedly disrupting electrical service and reducing usage;

      o problems with energy generation, transmission or distribution resulting from the change in the market structure of the electric industry;

      o customers ceasing business or departing Electric Delivery's service territory;

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

      Inaccurate forecasting of delinquencies or charge-offs by the servicer could result from, among other things:

      o unexpected deterioration of the economy or the occurrence of a natural disaster, or an act of war or terrorism or other catastrophic event or the declaration of a heat moratorium causing greater charge-offs than expected or forcing Electric Delivery or a successor distribution company to grant additional payment relief to more customers;

      o a change in law that makes it more difficult for Electric Delivery or a successor distribution company or a REP to terminate service to nonpaying customers, or that requires Electric Delivery or a successor distribution company or REP to apply more lenient credit standards in accepting customers;

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

      There are Uncertainties Associated with Collecting the Transition Charges, and There is Unpredictability Associated with a Deregulated Electricity Market. Electric Delivery has only limited experience in calculating transition charges for customers, which commenced recently following the issuance of the first series of transition bonds. The predictions associated with billing and collecting transition charges are based primarily on historical collection of payments and forecasted energy usage for which Electric Delivery has records available. These usage and collection records, however, may not reflect customers' payment patterns or energy usage in the competitive market, as competition was introduced in Texas for the first time on January 1, 2002. These records also reflect limited experience with consolidated billing to REPs. Because that kind of billing is new in Texas, unforeseen factors may adversely affect collection of payments. Therefore, the records that Electric Delivery has to date may have limited value in calculating the initial transition charges and the proposed true-up adjustments. Furthermore, Electric Delivery, as servicer, has only limited experience administering transition charges, which commenced recently following the issuance of the first series of transition bonds. Risks are associated with Electric Delivery's inexperience in calculating, billing and collecting the transition charges and in managing customer payments on the Company's behalf. A shortfall or material delay in collecting transition charges could result in payments of principal not being paid according to the expected amortization schedule, lengthening the weighted average life of the transition bonds, or in payments of principal and interest not being made at all. As a result, an investor could suffer a loss in connection with the investment.

      An Investment in Transition Bonds Relies on Electric Delivery or its Successor Acting as Servicer of the Transition Property. Electric Delivery, as servicer, will be responsible for billing and collecting transition charges from REPs and for filing with the Commission to adjust these charges. If Electric Delivery ceases servicing the transition property, it might be hard to find a successor servicer and any transfer of servicing to a successor servicer may adversely affect an investor. Any successor servicer may have less experience than Electric Delivery and may have less capable billing and/or collection systems than Electric Delivery and may experience difficulties in collecting transition charges and determining appropriate adjustments to transition charges. A successor servicer might charge fees that, while permitted under the Financing Order, are higher than the fees paid to Electric Delivery as servicer. If Electric Delivery were to be replaced as servicer, any of these factors and others could delay the timing of payments and may reduce the value of an investment in transition bonds. Also, a change in servicer may cause billing and/or payment arrangements to change, which may lead to a period of disruption in which customers continue to remit payments according to the former arrangement, resulting in delays in collection that could result in delays in payment on the transition bonds. Under the Electric Delivery servicing agreements, no servicer default may be waived without the written consent of both the Commission and holders of a majority of the applicable series of outstanding transition bonds. The servicing agreements also grant the independent right to the Commission, in addition to the right of the indenture trustee on behalf of the transition bondholders, to require transfer of the servicing to a successor servicer in the event of any such servicer default.

      Upon a default under a servicing agreement based upon the commencement of a case by or against the servicer under the United States Bankruptcy Code or similar laws, the indenture trustee and the Company may be prevented from effecting a transfer of servicing. The 1999 restructuring legislation provides that upon a default under the transition bonds, which may result from servicer's failure to make required remittances, the indenture trustee would have the right to apply to the Commission for an order that amounts arising from transition charges be transferred to a separate account, and to apply to the district court of Travis County, Texas for an order for sequestration and payment of revenues arising from the transition charges. However, in the event that the servicer becomes subject to a bankruptcy proceeding, federal bankruptcy law may prevent the Commission or the Texas court from issuing or enforcing these orders. The indenture requires the indenture trustee to request an order from the bankruptcy court to permit the Commission or the Texas court to issue and enforce these orders. However, the bankruptcy court may deny the request. The failure of the servicer to make required remittances would likely result in a default under the indenture.

      Under the intercreditor agreement among the Company, Electric Delivery, the transition bond parties and the parties to TXU Corp.'s receivables financing program, a replacement servicer would require the agreement of both the trustee and the other parties to the intercreditor agreement. If the trustee and the other parties are unable to agree on a replacement servicer within 10 business days, Electric Delivery's independent auditors would appoint the replacement servicer.

      It May Be Difficult to Collect the Transition Charges from REPs. As part of the restructuring of the Texas electric industry, retail customers in Electric Delivery's service territory began, as of January 1, 2002, or in limited circumstances by participating in a pilot project, sooner, purchasing electricity and related services from REPs rather than Electric Delivery. Electric Delivery is no longer permitted to sell electricity directly to retail customers. US Holdings currently has organized an affiliated REP to provide electricity and related services to retail customers in Electric Delivery's service territory. In the future, US Holdings may establish additional affiliated REPs or divest itself of one or more affiliated REPs. REPs, including US Holdings' affiliated REP, issue a single bill to retail customers purchasing electricity from a REP. The 1999 restructuring legislation requires Electric Delivery to allow each REP, including US Holdings' affiliated REP, pursuant to a tariff to be filed by Electric Delivery and approved by the Commission, to issue a single bill to customers purchasing electricity from that REP. This single bill includes all charges related to purchasing electricity from the REP, including delivery services from Electric Delivery and the applicable transition charges. Retail customers will pay transition charges to REPs who supply them with electric power. The REPs will be obligated to remit payments of transition charges to the servicer less a specified percentage allowance for charge-offs or delinquent customer accounts whose service has been terminated, within 35 days of billing from the servicer, even if the REPs do not collect the charges from retail customers. The charge-off percentage will initially be based on the servicer's system-wide charge-off percentage but will then be recalculated annually for each REP in conjunction with the true-up adjustment process. Each REP's recourse for transition charge payments remitted to the servicer but not collected ultimately from customers will be limited to a credit against future transition charge payments unless the REP and the servicer agree to alternative arrangements, but in no event will the REP have recourse to the Company or the Company's funds for such payments. In the event that the REP does not pay the transition charges to the servicer, the servicer will have the right to collect transition charges directly from those retail customers who receive their electricity bills from a REP and have not paid the REP. REPs will bill most retail customers for the transition charges, and as a result the Company will have to rely on a relatively small number of entities for the collection of the bulk of the transition charges. The servicer will not pay any shortfalls resulting from the failure of any REP to forward transition charge collections. This may adversely affect an investment in transition bonds because:

      o REPs might use more permissive standards in bill collection and credit appraisal than US Holdings historically used, and/or Electric Delivery's affiliated REP uses, with respect to its customers, or might be less effective in billing and collecting. As a result, those REPs may not be as successful in collecting the transition charges as the servicer anticipated when setting the transition charge.

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

      o The bankruptcy of a REP may cause a delay in or prohibition of the enforcement of rights against the REP, including the right to payment to the servicer of transition charges previously collected by the REP, or to comply with financial provisions of the 1999 restructuring legislation or other state law.

      o Any security deposit or other form of credit support made or deposited by a REP may not be sufficient to cover any shortfalls resulting from a failure of that REP to forward transition charges to Electric Delivery as servicer.

      REPs who do not have a long-term unsecured credit rating of at least "BBB-" and "Baa3" (or the equivalent from S&P and Moody's, respectively), will be required to provide (i) a cash deposit, (ii) an affiliate guarantee, surety bond or letter of credit or (iii) some combination of these forms of credit support to the indenture trustee. The amount of such credit support will equal two months' maximum expected collections of transition charges, as determined by the servicer and agreed to by the REP, and any cash deposits will be deposited in a REP security deposit subaccount. Credit support other than cash must be provided by an investment grade entity. Documents representing any other form of credit support will be held by the indenture trustee. Although the indenture trustee will maintain the REP security deposit subaccounts, it will not have an ownership interest in such subaccounts. However, the indenture trustee will have a security interest in the Company's rights with respect to such subaccounts and Electric Delivery, as servicer, has agreed to use its reasonable best efforts to obtain a security agreement from each REP with respect to such REP's security deposit subaccount. In the event that a REP defaults in remitting transition charges, the servicer may direct the indenture trustee to withdraw or seek recourse for the amount of the payment default or, if less, withdraw the full amount of that REP's security deposit from the REP security deposit subaccount or seek full recourse against any other form of credit support provided for deposit into the general subaccount of the applicable series.

      In addition, the 1999 restructuring legislation provides for one or more REPs in each designated geographical area to be designated the POLR for such area or for specified classes of customers in such area. The 1999 restructuring legislation requires the POLR to offer a standard retail service package of basic electric service to retail customers in its designated area at a fixed, nondiscountable rate approved by the Commission, regardless of the creditworthiness of the customer. The REP serving as the POLR may face greater difficulty in bill collection than other REPs, and therefore the servicer may face greater difficulty in collecting transition charges from the REP serving as the POLR.

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

      Customers Have Limited Experience in Paying the Transition Charges and Paying Through REPs. The transition charges were introduced to customers for the first time beginning with the billing period following the issuance of the first series of transition bonds. As a result, customers may be confused by changes in customer billing and payment arrangements. This confusion may cause the misdirection or delay of collections of transition charges. Generation and related services, including billing and collections, began to be provided by REPs as part of a pilot project in July 2001. All customers in areas of Texas subject to retail electric choice began to receive such services from REPs in January 2002. Given the relatively recent introduction of customer choice, there is limited information available as to how implementation is proceeding. Any problems arising from new and untested systems or any lack of experience on the part of the REPs with customer billing and collections could also cause delays in billing and collecting transition charges. These delays could result in shortfalls in transition charge collections and reduce the value of an investment in transition bonds. As of June 30, 2004, Electric Delivery has not experienced any material problems with respect to its billing and collections of these transition charges from REPs.

      The Introduction of Competition to Metering Services in January 2004 May Produce Unexpected Problems. Since January 2004, a commercial or industrial retail customer may choose to own its own meter or may choose to have its meter owned by a REP, the transmission and distribution utility, or another person authorized by the customer. Until other entities are authorized by the Commission, a transmission and distribution utility will continue to provide metering services relating to the installation and removal of meters, meter maintenance, meter testing and calibration, data collection, and data management, including the transfer of meter data to the settlement agent. ERCOT is required by the Commission's substantive rules to file with the Commission quarterly updates on the operational readiness of the support systems necessary for the Commission to authorize an entity other than the transmission and distribution utility to provide the metering services described in the preceding sentence. Should the Commission allow third parties to perform those metering services in Electric Delivery's service territory, there may be unforeseen problems in converting to the third party's metering system, in taking accurate meter readings and in collecting and processing accurate metering data. Inaccurate metering data may lead to inaccuracies in the calculation and imposition of transition charges and could give rise to disputes between the servicer and REPs regarding payments and payment shortfalls. A shortfall or material delay in collecting transition charges because of the foregoing could result in payments of principal of the transition bonds not being paid according to the expected amortization schedule, lengthening the weighted average life of the transition bonds or payments of principal and interest not being made at all.

      Changes to Billing and Collection Practices May Reduce the Value of An Investment in Transition Bonds. The Financing Order issued to Electric Delivery under the 1999 restructuring legislation sets forth the methodology for determining the amount of the transition charges the Company may impose on each customer. The servicer cannot change this methodology without approval from the Commission. However, Electric Delivery, as servicer, may set its own billing and collection arrangements with REPs and with those customers from whom it collects the transition charges directly, provided that these arrangements comply with Commission customer safeguards. For example, to recover part of an outstanding bill, Electric Delivery may agree to extend a REP's or a customer's payment schedule or to write off the remaining portion of the bill including transition charges. Also, Electric Delivery, or a successor to Electric Delivery as servicer, may change billing and collection practices. Any change to billing and collection practices may have an adverse or unforeseen impact on the timing and amount of customer payments and may reduce the amount of transition charge collections and thereby limit the Company's ability to make scheduled payments on the transition bonds. Separately, the Commission may require changes to these practices. Any changes in billing and collection regulation might adversely affect the billing terms and the terms of remittances by REPs to the servicer or make it more difficult for the servicer to collect the transition charges. These changes may adversely affect the value of the transition bonds and their amortization, and, accordingly, their weighted average lives.

      Limits on Rights to Terminate Service May Make it More Difficult to Collect Transition Charges. An important element of an electric utility's policies and procedures relating to credit and collections is the right to terminate or disconnect service on account of nonpayment. The Financing Order provides that the sale of transition property by Electric Delivery includes all rights of Electric Delivery to authorize disconnection of electric service for nonpayment of transition charges. The Financing Order provides that, if the servicer is billing customers for transition charges, the servicer shall have the right to terminate service for nonpayment of transition charges pursuant to the Commission rules. Nonetheless, Texas statutory requirements and the rules and regulations of the Commission, which may change from time to time, regulate and control the right to terminate service. In August 2002, the Commission adopted new rules that significantly changed POLR service. Under the new POLR rules, instead of being transferred to the POLR, non-paying residential and small non-residential customers served by affiliated REPs are subject to disconnection. Non-paying residential and small non-residential customers served by non-affiliated REPs are transferred to the affiliated REP. Non-paying large non-residential customers can be disconnected by any REP if the customer's contract does not preclude it. Thus, within the new POLR framework, the POLR provides electric service only to customers who request POLR service, whose selected REP goes out of business, or who are transferred to the POLR by other

REPs for reasons other than non-payment. Effective June 1, 2004, REPs that meet certain conditions will be permitted to request disconnection of non-paying customers. Electric Delivery's affiliated REP and the other REPs may not terminate service to a customer on (1) a weekend day, (2) a day when the previous day's high temperature did not exceed 32 degrees Fahrenheit and is predicted to remain at or below that level for the next 24 hours or (3) a day for which the National Weather Service issues a heat advisory for any county in the service territory, or when a heat advisory has been issued for either of the two prior calendar days. As a result, REPs must provide service to these customers during this period without recouping transition charges from these customers. This could cause a REP to go out of business, which may reduce the amount of transition charge collections available for payments on the transition bonds, although any associated reduction in payments would be factored into the transition charge true-up adjustments.

      Future Adjustments to Transition Charges by Customer Class May Result in Insufficient Collections. The customers who will be responsible for paying transition charges are divided into customer classes. Transition charges will be allocated among customer classes and assessed in accordance with the formula required under the 1999 restructuring legislation and specified in the Financing Order. This allocation is based in part upon the existing rate structure of each customer class. Adjustments to the transition charges will also be made separately to each customer class. A shortfall in collections of transition charges in one customer class may be corrected by making adjustments to the transition charges payable by that customer class and any other customer class. Some customer classes have a significantly smaller number of customers than other customer classes. If customers in a class fail to pay transition charges, the servicer may have to substantially increase the transition charges for the remaining customers in that customer class and for other customer classes. The servicer may also have to take this action if customers representing a significant percentage of a class cease to be customers. These increases could lead to further failures by the remaining customers to pay transition charges, thereby increasing the risk of a shortfall in funds to pay the transition bonds.

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

Risks Associated with the Unusual Nature of the Transition Property

      Electric Delivery May Not Recover Transition Charges More Than 15 Years from the Original Issue Date of the Series of Transition Bonds Relating to Those Transition Charges. Electric Delivery, or any successor servicer, will be prohibited from recovering transition charges after the fifteenth anniversary of the date of issuance of the related transition bonds, but the Company may continue to recover transition charges incurred during the applicable 15-year period through the use of judicial process. Amounts collected from transition charges imposed for electricity consumed through the fifteenth anniversary of the date of issuance of the related transition bonds, or from credit enhancement funds, may not be sufficient to repay the transition bonds in full. If that is the case, no other funds will be available to pay the unpaid balance due on the transition bonds.

     Foreclosure of the Indenture Trustee's Lien on the Transition Property May Not Be Practical. Under the 1999 restructuring legislation and the indenture, the indenture trustee or the bondholders have the right to foreclose or otherwise enforce the lien on transition property securing the transition bonds. However, in the event of foreclosure, there is likely to be a limited market, if any, for the transition property. Therefore, foreclosure may not be a realistic or practical remedy, and the value of an investment in transition bonds may be materially reduced.

The Risks Associated with Potential Bankruptcy Proceedings

      The Servicer Will Commingle the Transition Charges with Other Revenues, Which May Obstruct Access to the Transition Charges in Case of the Servicer's Bankruptcy. The servicer will not segregate the transition charges from its general funds. The transition charges will be segregated only when the servicer pays them to the indenture trustee and the indenture trustee deposits them to the applicable collection account. The servicer will be permitted to remit collections on a monthly basis if Electric Delivery or a successor to Electric Delivery's electric public utility business remains the servicer, no servicer default has occurred, and if:

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

      The 1999 restructuring legislation provides that the Company's rights to the transition property are not affected by the commingling of these funds with any other funds of the servicer. In a bankruptcy of the servicer, however, a bankruptcy court might rule that federal bankruptcy law takes precedence over the Restructuring Act and does not recognize the Company's right to collections of the transition charges that are commingled with other funds of the servicer as of the date of bankruptcy. If so, the collections of the transition charges held by the servicer as of the date of bankruptcy would not be available to pay amounts owing on the transition bonds. In this case, the Company would have only a general unsecured claim against the servicer for those amounts. This decision could cause material delays in payment or losses on the transition bonds and could materially reduce the value of an investment in transition bonds.

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

      The 1999 restructuring legislation provides that the Company's rights to the transition property are not affected by the commingling of these funds with other funds. In a bankruptcy of a REP, however, a bankruptcy court might rule that federal bankruptcy law takes precedence over the 1999 restructuring legislation and does not recognize the Company's right to receive the collected transition charges that are commingled with other funds of a REP as of the date of bankruptcy. If so, the collected transition charges held by a REP prior to or as of the date of bankruptcy would not be available to the Company to pay amounts owing on the transition bonds. In this case, the Company would have only a general unsecured claim against that REP for those amounts. This decision could cause material delays in payment or losses on the transition bonds and could materially reduce the value of an investment in transition bonds, especially with respect to a default by TXU Energy Retail, the largest REP in Electric Delivery's service territory.

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

      Bankruptcy of Electric Delivery or any Successor Seller Could Result in Losses or Delays in Payments on the Transition Bonds. The 1999 restructuring legislation and the Financing Order provide that as a matter of Texas state law:

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

      These four provisions are important to maintaining payments on the transition bonds in accordance with their terms during any bankruptcy of Electric Delivery. In addition, the Company has structured the transaction with the objective of keeping the Company legally separate from Electric Delivery and its affiliates in the event of a bankruptcy of Electric Delivery or any such affiliate.

      A bankruptcy court generally follows state property law on issues such as those addressed by the state law provisions described above. However, a bankruptcy court has authority not to follow state law if it determines that the state law is contrary to a paramount federal bankruptcy policy or interest. If a bankruptcy court in an Electric Delivery bankruptcy refused to enforce one or more of the state property law provisions described above for this reason, the effect of this decision on a beneficial owner of transition bonds might be similar to the treatment to be received in an Electric Delivery bankruptcy if the transition bonds had been issued directly by Electric Delivery.

      The Company has taken steps together with Electric Delivery, as the seller, to reduce the risk that in the event the seller or an affiliate of the seller were to become the debtor in a bankruptcy case, a court would order that the Company's assets and liabilities be substantively consolidated with those of Electric Delivery or an affiliate. These steps include the fact that the Company is a separate special purpose limited liability company, and the Company's organizational documents prevent the Company from commencing a voluntary bankruptcy case without the unanimous affirmative vote of all the Company's managers, including the managers independent of Electric Delivery. Nonetheless, these steps may not be completely effective, and thus if Electric Delivery or an affiliate of the seller were to become a debtor in a bankruptcy case, a court might order that the Company's assets and liabilities be consolidated with those of Electric Delivery or an affiliate. A decision by the bankruptcy court that, despite the separateness of the Company and Electric Delivery, the two companies should be consolidated, would have a similar effect on a beneficial owner of transition bonds. Either decision could cause material delays in payment of, or losses on, the transition bonds and could materially reduce the value of an investment in such bonds. For example:

      o the indenture trustee could be prevented from exercising any remedies against Electric Delivery on an investor's behalf, from recovering funds to repay the transition bonds, from using funds in the accounts under the indenture to make payments on the transition bonds or from replacing Electric Delivery as servicer, without permission from the bankruptcy court;

      o the bankruptcy court could order the indenture trustee to exchange the transition property for other property, which might be of lower value;

      o tax or other government liens on Electric Delivery's property that arose after the transfer of the transition property to the Company might nevertheless have priority over the indenture trustee's lien and might be paid from transition charge collections before payments on the transition bonds;

      o the indenture trustee's lien might not be properly perfected in transition property collections that were commingled with other funds Electric Delivery collected from its customers or REPs prior to or as of the date of Electric Delivery's bankruptcy or commingled in the general funds of Electric Delivery's affiliated REP as of the date of that REP's bankruptcy, or might not be properly perfected in all of the transition property, and the lien could therefore be set aside in the bankruptcy, with the result that the transition bonds would represent only general unsecured claims against Electric Delivery;

      o the bankruptcy court might rule that neither the Company's property interest nor the indenture trustee's lien extends to transition charges in respect of electricity consumed after the commencement of Electric Delivery's bankruptcy case, with the result that the transition bonds would represent only general unsecured claims against Electric Delivery;

      o neither Electric Delivery nor the Company may be obligated to make any payments on the transition bonds during the pendency of the bankruptcy case and/or pay interest accruing after the commencement of the case;

      o Electric Delivery may be able to alter the terms of the transition bonds as part of its plan of reorganization;

      o the bankruptcy court might rule that the transition charges should be used to pay a portion of the cost of providing electric service; or

      o the bankruptcy court might rule that the remedy provisions of the applicable sale agreement are unenforceable, leaving the Company with a claim of actual damages against Electric Delivery that may be difficult to prove.

      Furthermore, if Electric Delivery enters into bankruptcy, it may be permitted to stop acting as servicer and it may be difficult to find a third party to act as servicer. The failure of a servicer to perform its duties or the inability to find a successor servicer may cause payment delays or losses on an investment in transition bonds. Also, the mere fact of a servicer or REP bankruptcy proceeding could have an adverse effect on the resale market for the transition bonds and on the value of the transition bonds.

      The Sale of the Transition Property Could Be Construed as a Financing and Not a Sale in a Case of Electric Delivery's Bankruptcy Which Could Delay or Limit Payment on the Transition Bonds. The 1999 restructuring legislation provides that the characterization of a transfer of transition property as a sale or other absolute transfer will not be affected or impaired in any manner by treatment of the transfer as a financing for federal or state tax purposes or financial reporting purposes. The Company and Electric Delivery will treat the transaction as a sale under applicable law, although for financial reporting and federal and state income and franchise tax purposes the transaction is intended to be treated as a financing and not a sale. In the event of a bankruptcy of Electric Delivery, a party in interest in the bankruptcy may assert that the sale of the transition property to the Company was a financing transaction and not a sale or other absolute transfer and that the treatment of the transaction for financial reporting and tax purposes as a financing and not a sale lends weight to that position. In a recent bankruptcy court case involving LTV Steel Company, the debtor obtained an interim emergency motion to use collections from accounts and inventory that it had sold on the grounds that the sales were in fact disguised financings. The circumstances under which the LTV Steel Company ruling would be followed by other courts are not certain. If a court were to adopt reasoning similar to that of the court in the LTV Steel case or were otherwise to characterize the transaction as a financing, the Company would be treated as a secured creditor of Electric Delivery in the bankruptcy proceedings. Although the Company would in that case have a security interest in the transition property, the Company would not likely be entitled to access to the transition charge collections during the bankruptcy and would be subject to the typical risks of a secured creditor in a bankruptcy case, including the possible bankruptcy risks described in the immediately preceding risk factor. As a result, repayment on the transition bonds could be significantly delayed and a plan of reorganization in the bankruptcy might permanently modify the amount and timing of payments to the Company of transition charge collections and therefore the amount and timing of funds available to the Company to make payments on the transition bonds.

      Claims Against Electric Delivery or any Successor Seller May Be Limited in the Event of a Bankruptcy of the Seller. If the seller were to become a debtor in a bankruptcy case, claims, including indemnity claims, by the Company against the seller under the applicable sale agreement and the other documents executed in connection with the applicable sale agreement would be unsecured claims and would be subject to being discharged in the bankruptcy case. In addition, a party in interest in the bankruptcy may request that the bankruptcy court estimate any contingent claims that the Company have against the seller. That party may then take the position that these claims should be estimated at zero or at a low amount because the contingency giving rise to these claims is unlikely to occur. If the seller were to become a debtor in a bankruptcy case and the indemnity provisions of the applicable sale agreement were triggered, a party in interest in the bankruptcy might challenge the enforceability of the indemnity provisions. If a court were to hold that the indemnity provisions were unenforceable, the Company would be left with a claim for actual damages against the seller based on breach of contract principles. The actual amount of these damages would be subject to estimation and/or calculation by the court. The Company cannot give any assurance as to the result if any of the above-described actions or claims were made. Furthermore, the Company cannot give any assurance as to what percentage of their claims, if any, unsecured creditors would receive in any bankruptcy proceeding involving the seller.

      A Bankruptcy of Electric Delivery or Any Successor Seller Would Limit the Remedies Available to the Indenture Trustee. Upon an event of default under the indenture, the 1999 restructuring legislation permits the indenture trustee to enforce the security interest in the transition property in accordance with the terms of the indenture. In this capacity, the indenture trustee is permitted to request a Travis County, Texas district court to order the sequestration and payment to bondholders of all revenues arising with respect to the transition property. There can be no assurance, however, that the Travis County, Texas district court would issue this order after a seller bankruptcy in light of the automatic stay provisions of Section 362 of the United States Bankruptcy Code. In that event, the indenture trustee would be required to seek an order from the bankruptcy court lifting the automatic stay to permit this action by the Texas court, and an order requiring an accounting and segregation of the revenues arising from the transition property. There can be no assurance that a court would grant either order.

Other Risks Associated with an Investment in the Transition Bonds

      Absence of a Secondary Market for Transition Bonds Could Limit the Ability to Resell Transition Bonds. The underwriters for the transition bonds may assist in resales of the transition bonds, but they are not required to do so. A secondary market for the transition bonds of any series may not develop. If a secondary market does develop, it may not continue or there may not be sufficient liquidity to allow investors to resell any of their transition bonds. The Company does not anticipate that any transition bonds will be listed on any securities exchange.

      Electric Delivery's Obligation to Indemnify the Company for a Breach of a Representation or Warranty May Not Be Sufficient to Protect an Investor's Investment. If the seller breaches a representation or warranty in the applicable sale agreement, or the servicer (initially Electric Delivery) breaches a representation or warranty under the applicable servicing agreement, it is obligated to indemnify the Company and the indenture trustee for any liability, obligation, claim, action, suit or payment resulting from that breach, as well as any reasonable costs and expenses incurred. Electric Delivery will not be obligated to repurchase the transition property in the event of a breach of any representation or warranty regarding the transition property, and neither the indenture trustee nor the holders of transition bonds will have the right to accelerate payments on the transition bonds because of such a breach (absent an event of default under the indenture). The sale agreements will provide that any change in the law by legislative enactment, constitutional amendment or voter initiative that renders any of the representations and warranties untrue would not constitute a breach under each sale agreement. Electric Delivery or any successor entity acting as seller or servicer may not have sufficient funds available to satisfy its indemnification obligations to the Company and to the indenture trustee; therefore we may not be able to pay investors amounts owing on the transition bonds in full. If Electric Delivery becomes obligated to indemnify holders of transition bonds, the ratings on the transitions bonds will likely be downgraded since holders of transition bonds will be unsecured creditors of Electric Delivery with respect to any of these indemnification amounts. Electric Delivery will not indemnify any person for any liability, obligation, claim, action, suit or payment resulting solely from a downgrade in the ratings on the transition bonds.

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

      An Investor Might Receive Principal Payments Later, or Earlier, Than Expected. The amount and the rate of collection of transition charges that Electric Delivery will collect from each customer class will partially depend on actual electricity usage and the amount of collections and write-offs for that customer class. The amount and the rate of collection of transition charges, together with the transition charge adjustments described above, will generally determine whether there is a delay in the scheduled repayments of transition bond principal. If Electric Delivery collects transition charges at a slower rate than expected from any customer class or REP, it may have to request adjustments to the transition charges. If those adjustments are not timely and accurate, investors may experience a delay in payments of principal and interest or a material decrease in the value of their investment. If there is an acceleration of the transition bonds before maturity, all classes will be paid pro rata, therefore some classes may be paid earlier than expected and some classes may be paid later than expected.

      Technological Change May Make Alternative Energy Sources More Attractive. The continuous process of technological development may result in the introduction for an increasing number of retail consumers of economically attractive alternatives to purchasing electricity through Electric Delivery's distribution facilities. Previously, only the largest industrial and institutional users with large process steam requirements could use cogeneration or self-generation installations cost-effectively. However, manufacturers of self-generation facilities continue to develop smaller-scale, more fuel-efficient generating units which can be cost-effective options for retail consumers with smaller electric energy requirements. If such facilities have rated capacities of 10 megawatts or less, consumers that rely on such facilities do not generally have to pay transition charges under provisions of the 1999 restructuring legislation. Consumers may avoid a portion of their overall transition charge bill by installing new on-site generation of over 10 megawatts that reduces consumption through Electric Delivery's transmission and distribution system up to 12.5%. Technological developments may allow greater numbers of retail consumers to avoid transition charges under such provisions, which may reduce the total number of retail consumers from which transition charges will be collected. A reduction in the number of payers of transition charges could result in delays or a failure to make payments of interest on and principal of the transition bonds.

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

                           PART II. OTHER INFORMATION

                                REQUIRED REPORTS

      The Company has included in this quarterly report on Form 10-Q or furnished on its website at www.txuelectricdelivery.com, as indicated, the following information in respect of each series of outstanding transition bonds, as required by the terms of the indenture relating to the transition bonds. Exhibits that are filed as a part of this Form 10-Q are listed below.

                                                                                                 Filed as Exhibit
                                                                                                 or Furnished on
                                        Required Item                                                Website
-------------------------------------------------------------------------------                 ------------------
Monthly servicer reports (April 2004)......................................                     Exhibit 99 (a)(1)
Monthly servicer reports (May 2004)........................................                     Exhibit 99 (a)(2)
Monthly servicer reports (June 2004).......................................                     Exhibit 99 (a)(3)

A statement  reporting the balance in the collection accounts as of the end
of each quarter............................................................                     Exhibit 99 (b)

A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order; (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each
REP satisfies the creditworthiness
requirements of the Financing Order........................................                     Exhibit 99 (c)


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

               Previously Filed*
               -----------------
                     With File            As
  Exhibits            Number           Exhibit
-----------          ---------         -------
3(i)           Articles of Incorporation.

3(a)           333-91935              3(a)        --    Certificate   of   Amendment   to  Amended  and  Restated
               Form 10-Q                                Certificate  of  Formation  of  Oncor  Electric  Delivery
               (Sept. 30, 2003)                         Transition Bond Company LLC, dated as of
                                                        May 13, 2004
3(ii)          By-laws.

3(b)           333-91935              3(b)        --    First   Amendment   to  Amended  and   Restated   Limited
               Form 10-Q                                Liability  Company  Agreement of Oncor Electric  Delivery
               (Sept. 30, 2003)                         Transition  Bond Company LLC,  dated and  effective as of
                                                        May 13, 2004.

(4)            Instruments Defining the Rights of Security Holders.

4              333-91935              4           --    Series 2004-1 Supplement, dated as of June 7, 2004.
               Form 8-K
               (filed June 14, 2004)



------------
*  Incorporated by reference


     (a) Exhibits:

               Previously Filed*
               -----------------
                     With File            As
  Exhibits            Number           Exhibit
-----------          ---------         -------
(10)           Material Contracts.


10(a)          333-91935              10(a)       --    Series  2004-1  Transition  Property  Purchase  and  Sale
               Form 8-K                                 Agreement, dated as of June 7, 2004.
               (filed June 14, 2004)

10(b)          333-91935              10(b)       --    Series 2004-1 Transition  Property  Servicing  Agreement,
               Form 8-K                                 dated as of June 7, 2004.
               (filed June 14, 2004)

(15)           Letter re: Unaudited Financial Information

15                                                --    Letter  from  independent  accountants  as  to  unaudited
                                                        interim financial information.

(32)           Section 1350 Certifications.

32(a)                                             --    Certification of Tom Baker,  principal  executive officer
                                                        of TXU  Electric  Delivery  Transition  Bond Company LLC,
                                                        pursuant  to  Section  906 of the  Sarbanes-Oxley  Act of
                                                        2002.

32(b)                                             --    Certification  of Kirk  R.  Oliver,  principal  financial
                                                        officer of TXU Electric Delivery  Transition Bond Company
                                                        LLC,  pursuant to Section 906 of the  Sarbanes-Oxley  Act
                                                        of 2002.

(99)                                                    Additional Exhibits.

99(a)(1)                                          --    Monthly Servicer Report (April 2004)

99(a)(2)                                          --    Monthly Servicer Report (May 2004)

99(a)(3)                                          --    Monthly Servicer Report (June 2004)

99(b)                                             --    Statement of Balances as of June 30, 2004

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


     (b) Reports on Form 8-K filed since March 31, 2004:

                  May 19, 2004      Item 5. Other Events and Regulation FD Disclosure
                                    Item 7. Exhibits

                  June 14, 2004     Item 5. Other Events and Regulation FD Disclosure
                                    Item 7. Exhibits

                                                               Exhibit 99 (c)
                                  CERTIFICATION



I, Kirk R. Oliver, Executive Vice President and Chief Financial Officer of TXU Electric Delivery Company, the servicer under the transition property servicing agreement, certify that:

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




Date:    August 13, 2004


                                    By:              /s/ Kirk R. Oliver
                                      ----------------------------------------
                                             (Kirk R. Oliver, Executive Vice
                                                   President and
                                             Chief Financial Officer of TXU
                                              Electric Delivery Company)

                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                         TXU ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC




                          By         /s/ Scott Longhurst
                                   -----------------------------------
                                   Scott Longhurst
                                   Senior Vice President and Principal
                                   Accounting Officer




Date:  August 12, 2004