Form 10-Q/A
period 2004-06-30
TXU ELECTRIC DELIVERY TRANSITION BOND CO LLC
filed 2004-08-18
CIK 1100179

===============================================================================

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

This amendment to Form 10-Q is being filed only to provide the following exhibits not included in the Form 10-Q that was filed on August 16, 2004.

Exhibits

99(a)(1)    Monthly Servicer Report (April 2004)

99(a)(2)    Monthly Servicer Report (May 2004)

99(a)(3)    Monthly Servicer Report (June 2004)

99(b)       Statement of Balances as of June 30, 2004

99(c) A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order; (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the Creditworthiness requirements of the Financing Order.

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




Date:  August 18, 2004