Form 10-Q
period 2004-09-30
TXU ELECTRIC DELIVERY TRANSITION BOND CO LLC
filed 2004-11-12
CIK 1100179

 ==============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                    FORM 10-Q


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                    -- OR --

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934

                            ---------------------


                        Commission File Number 333-91935


                TXU Electric Delivery Transition Bond Company LLC
         (formerly Oncor Electric Delivery Transition Bond Company LLC)

             (Exact Name of Registrant as Specified in its Charter)


A Delaware Limited Liability Company                    75-2851358
        (State of Organization)            (I.R.S. Employer Identification No.)



500 N Akard Street, Dallas, TX  75201                 (214) 486-2000
(Address of Principal Executive Offices)      Registrant's Telephone Number)
(Zip Code)
                          ---------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate by check mark  whether the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange  Act).  Yes    No X
                                                 ---   ---

As of November 12, 2004, all outstanding membership interests in TXU Electric Delivery Transition Bond Company LLC were held by TXU Electric Delivery Company.

TXU Electric Delivery Transition Bond Company LLC meets the conditions set forth in General Instructions (H) (1) (a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format.
================================================================================


                                TABLE OF CONTENTS
-------------------------------------------------------------------------------
                                                                                                             Page
                                                                                                             ----
Glossary...........................................................................................           ii

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


         Condensed Statements of Income --
         Three and Nine Months Ended September 30, 2004 and 2003....................................           1

         Condensed Statement of Cash Flows --
         Nine Months Ended September 30, 2004 and 2003 .............................................           2

         Condensed Balance Sheets --
         September 30, 2004 and December 31, 2003...................................................           3

         Notes to Condensed Financial Statements....................................................           4

         Report of Independent Registered Public Accounting Firm....................................           6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..................................................................           7

Item 4.  Controls and Procedures....................................................................          24

PART II.  OTHER INFORMATION

Required Reports....................................................................................          25

Item 6.  Exhibits...................................................................................          25

SIGNATURE...........................................................................................          28


Periodic reports on Form 10-K and Form 10-Q and current reports on Form 8-K that contain financial information of TXU Electric Delivery Transition Bond Company LLC will be made available to the public, free of charge, on the TXU Electric Delivery Company website at http://www.txuelectricdelivery.com, shortly after they have been filed with the Securities and Exchange Commission. TXU Electric Delivery Transition Bond Company LLC will provide copies of current reports not posted on the website upon request. The information on TXU Corp.'s website shall not be deemed a part of, or incorporated by reference into, this report on Form 10-Q.

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

ERCOT..........................................     Electric Reliability Council Texas, the Independent
                                                    System Operator and the regional reliability coordinator of the various electricity systems within Texas

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

                                       ii

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                TXU ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)



                                                                          Three Months Ended              Nine Months Ended
                                                                             September 30,                  September 30,
                                                                    ---------------------------     --------------------------
                                                                        2004           2003            2004            2003
                                                                    -----------    ------------     -----------    -----------


Operating revenues:
   Transition charge revenue.....................................   $46,363,832     $ 7,915,143    $74,301,387     $ 7,915,143
   Investment income.............................................        79,943           3,361        146,272           3,361
                                                                   ------------    ------------   ------------    ------------
     Total operating revenues....................................    46,443,775       7,918,504     74,447,659       7,918,504

Operating expenses:
   Interest expense..............................................    14,362,898       2,393,156     27,293,982       2,393,156
   Amortization of transition property...........................    14,250,772       1,782,755     28,715,955       1,782,755
   Over recovery of transition charges...........................    17,622,633       3,685,499     17,954,563       3,685,499
   Servicing fees, administrative and general expenses...........       207,472          57,094        483,159          57,094
                                                                   ------------    ------------   ------------    ------------
     Total operating expenses....................................    46,443,775       7,918,504     74,447,659       7,918,504
                                                                   ------------    ------------   ------------    ------------

Net income.......................................................  $         --    $         --   $         --    $         --
                                                                   ============    ============   ============    ============



See Notes to Condensed Financial Statements

                TXU ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                              Nine Months Ended
                                                                                                 September 30,
                                                                                          --------------------------
                                                                                             2004            2003
                                                                                          ----------      ----------

Cash flows-operating activities:
  Net income.........................................................................    $        --      $       --
  Adjustments to reconcile net income to cash provided by operating  activities:
         Amortization of transition property ........................................     28,715,955       1,782,755
         Over-recovery of transition charges ........................................     17,954,563       3,685,499
     Changes in operating assets.....................................................    (16,390,233)     (8,156,338)
     Changes in operating liabilities................................................      7,371,914       2,824,419
                                                                                          ----------      ----------
         Cash provided by operating activities.......................................     37,652,199         136,335

Cash flows-investing activities:

  Purchase of transition property....................................................   (789,777,000)   (500,000,000)
  Deposit of restricted funds........................................................    (19,057,845)     (6,482,489)
                                                                                        ------------    ------------
         Cash used in investing activities...........................................   (808,834,845)   (506,482,489)
                                                                                        ------------    ------------

Cash flows-financing activities:
  Proceeds from issuance of transition notes.........................................    789,777,000     500,000,000
  Equity contribution from parent....................................................      3,948,885       6,347,154
  Repayment of debt..................................................................    (22,543,239)             --
                                                                                         -----------     -----------
         Cash provided by financing  activities......................................    771,182,646     506,347,154
                                                                                         -----------     -----------

  Net increase in cash and cash equivalents..................................       .                          1,000
  Cash and cash equivalents, beginning of period..............................                 1,000              --
                                                                                         -----------      ----------
  Cash and cash equivalents, end of period....................................           $     1,000     $     1,000
                                                                                         -----------     -----------



See Notes to Condensed Financial Statements

                TXU ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)




                                                                                   September 30,      December 31,
                                                                                        2004              2003
                                                                                  --------------     -------------

                                    ASSETS
   Current assets:
     Cash and cash equivalents..............................................       $       1,000     $      1,000
     Restricted cash........................................................          28,584,838       12,392,207
     Transition charge receivable:
       Affiliates...........................................................          16,586,543        5,581,423
       Trade................................................................           7,290,777        1,905,664
                                                                                   -------------     ------------
       Total current assets.................................................          52,463,158       19,880,294
   Investments:
     Restricted funds held in trust.........................................          15,377,925       12,512,711
     Transition property, net of accumulated amortization
       of $34,464,118 and $5,748,164........................................       1,255,312,881      494,251,836
                                                                                  --------------     ------------

       Total assets.........................................................      $1,323,153,964     $526,644,841
                                                                                  ==============     ============

                        LIABILITIES AND MEMBER'S EQUITY

   Current liabilities:
     Long-term debt due currently...........................................       $  70,189,300     $ 22,543,239
     Accounts payable - affiliate...........................................             121,717          169,793
     Accrued interest.......................................................          13,859,592        7,777,756
     Other current liabilities..............................................           1,763,528          425,374
                                                                                   -------------     ------------
       Total current liabilities............................................          85,934,137       30,916,162
   Transition bonds.........................................................       1,197,044,461      477,456,761
   Regulatory liability.....................................................          23,725,481        5,770,918
                                                                                   -------------     ------------
       Total liabilities....................................................       1,306,704,079      514,143,841
   Member's equity..........................................................          16,449,885       12,501,000
                                                                                   -------------     ------------

       Total liabilities and member's equity................................      $1,323,153,964     $526,644,841
                                                                                  ==============     ============

See Notes to Condensed Financial Statements

                  TXU ELECTRIC DELIVERY TRANSITION BOND COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1.    SIGNIFICANT ACCOUNTING POLICIES

      Business - The Company is a bankruptcy remote special purpose Delaware limited liability company, wholly-owned by Electric Delivery. Electric Delivery is a wholly-owned subsidiary of US Holdings, which is a wholly-owned subsidiary of TXU Corp. Electric Delivery is a regulated electricity transmission and distribution company, principally engaged in providing delivery services to REPs that sell electricity in the north-central, eastern and western parts of Texas.

      The Company was organized in November 1999 for the limited purposes of issuing bonds and purchasing and owning transition property (as defined in the 1999 Restructuring Legislation) acquired from Electric Delivery. Transition Property is the right to be paid a specified amount from non-by passable tariffs authorized by the 1999 Restructuring Legislation and for accounting purposes, essentially represents a receivable from Electric Delivery. For legal purposes, the Transition Property has been sold to the Company by Electric Delivery. The Company had no operations until August 2003. In connection with the acquisition of the transition property, the Company:
      o    registered and issued transition bonds,
      o pledged its interest in the transition property and other transition bond collateral to secure the transition bonds,
      o    has agreed to make debt service payments on the transition bonds,and
      o has agreed to perform other activities that are necessary, suitable or convenient to accomplish these purposes.

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

       Basis of Presentation -- The condensed financial statements of the Company have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in its 2003 Form 10-K, except for the effect on cash flows for the reclassification of restricted cash on the balance sheet. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. Because the interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in the 2003 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year.

         Comprehensive Income-- There are no other components of comprehensive income besides net income.

2.       RELATED PARTY TRANSACTIONS

      Pursuant to administration and servicing agreements between the Company and Electric Delivery, Electric Delivery furnishes to the Company, at a fixed fee per year, billing, payment processing, collection, clerical, secretarial and other accounting services, the fees for which are reflected as administrative and general expenses in the income statement. Servicing and administration fees paid and accrued to Electric Delivery totaled $192,207 and $443,206 for the three and nine months ended September 30, 2004, respectively.

      During the three and nine months ended September 30, 2004, transition charges billed to Energy, which are reflected in revenues, totaled $27,211,178 and $46,762,464, respectively. The balance of accounts receivable due from Energy at September 30, 2004 was $16,586,543.

3.       FINANCING ARRANGEMENTS

      Long-term Debt -- At September 30, 2004 and December 31, 2003, the Company's long-term debt consisted of the following:

                                                                                                  September 30,    December 31,
                                                                                                       2004            2003
                                                                                                  -------------    ------------


    2.260% Fixed Series 2003 Bonds due in bi-annual installments through February 15, 2007.....  $   80,456,761    $103,000,000
    4.030% Fixed Series 2003 Bonds due in bi-annual installments through February 15, 2010.....     122,000,000     122,000,000
    4.950% Fixed Series 2003 Bonds due in bi-annual installments through February 15, 2013.....     130,000,000     130,000,000
    5.420% Fixed Series 2003 Bonds due in bi-annual installments through August 15, 2015.......     145,000,000     145,000,000
    3.520% Fixed Series 2004 Bonds due in bi-annual installments through November 15, 2009.....     279,000,000               -
    4.810% Fixed Series 2004 Bonds due in bi-annual installments through November 15, 2012.....     221,000,000               -
    5.290% Fixed Series 2004 Bonds due in bi-annual installments through May 15, 2016..........     289,777,000               -
                                                                                                 --------------    ------------
            Total..............................................................................   1,267,233,761     500,000,000

    Less amount due currently..................................................................      70,189,300      22,543,239
                                                                                                 --------------    ------------

    Total Long-Term Debt.......................................................................  $1,197,044,461    $477,456,761
                                                                                                 ==============    ============


      The transition property sold to the Company is pledged as collateral for the bonds, as well as restricted cash in the Capital Sub-account at September 30, 2004 of $5,319,767. Collections of transition charges will be used to pay the principal, interest and associated costs of the transition bonds. The Company is required to maintain restricted cash pledged as collateral for the bonds in an amount equal to 0.5% of the initial aggregate principal amount of bonds outstanding. Should the transition charges collected through the specified payment dates listed above not provide adequate funds to make the scheduled payments of principal and interest, the transition charges can continue to be collected for approximately two years before the bond goes into default for non-payment.

4.       MEMBER'S EQUITY

      Upon the issuance of the Series 2004 Bonds, Electric Delivery was required to contribute $3,948,885 to the capital sub-account, pledged as collateral for that series of transition bonds.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TXU Electric Delivery Transition Bond Company LLC:

We have reviewed the accompanying condensed balance sheet of TXU Electric Delivery Transition Bond Company LLC (formerly Oncor Electric Delivery Transition Bond Company LLC) (the "Company") as of September 30, 2004, and the related condensed statements of income for the three-month and nine-month periods ended September 30, 2004 and 2003, and the condensed statements of cash flows for the periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

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

Dallas, Texas
November 11, 2004

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

      The Company was organized in November 1999 for the sole purpose of purchasing and owning transition property acquired from Electric Delivery. The Company had no operations until August 2003. In connection with the acquisition of the transition property, the Company:
      o    registered and issued transition bonds,
      o pledged its interest in the transition property and other transition bond collateral to secure the transition bonds,
      o    has agreed to make debt service payments on the transition bonds, and
      o has agreed to perform other activities that are necessary, suitable or convenient to accomplish these purposes.

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

RESULTS OF OPERATIONS

      The following discussion and analysis of the results of operations for the Company do not present period-to-period comparisons of third quarter or year to date results due to the non-comparability of the periods presented. The first issuance of transition bonds in August 2003 produced slightly more than one month of activity in third quarter 2003 and the second issuance of transition bonds in June of 2004 resulted in both issuances producing three months of results in the third quarter of 2004. Year-to-date results for 2003 contained slightly more than one month of activity while year-to-date results for 2004 contained nine months of one bond issuance and almost four months of the second issuance.

      In August 2003, the Company issued and sold the first series of transition bonds in an aggregate principal amount of $500,000,000. On June 7, 2004, the Company completed the issuance and sale of a second series of transition bonds in an aggregate principal amount of $789,777,000. The proceeds from the sale of the transition bonds were used to acquire transition property from Electric Delivery. Such property represents the irrevocable right to impose, collect and receive transition charges in an amount sufficient to pay the interest, fees, and expenses associated with the transition bonds, as well as the aggregate principal amount of the transition bonds. The Company pledged its interests in the related transition property and other transition bond collateral to secure the transition bonds.

      Electric Delivery used the net proceeds from the sale of transition property in connection with the issuance of the second series of transition bonds to retire portions of its debt and equity. The transition bonds have interest rates ranging from 3.52% to 5.29% and scheduled final payment dates ranging from 2009 through 2016.

      Electric Delivery, on behalf of the Company, bills REPs the initial transition charges approved by the Commission to collect the funds needed to make scheduled principal and interest payments on the transition bonds issued in August 2003 and in June 2004. During the nine months ended September 30, 2004, operating revenues of $74,447,659 included $5,316,766 of accrued unbilled revenues, as well as $146,272 of interest income on those funds collected.

      The Company accrues interest on the outstanding aggregate principal amount of both series of transition bonds. For the nine months ended September 30, 2004, interest expense totaled $27,293,982.

      The Company also amortizes the transition property based on expected collections of transition charges over the life of the bonds. Such amortization for the nine months ended September 30, 2004 was $28,715,955.

      As a result of variations in power usage and the effects of unbilled revenue accruals, temporary over or under recovery of transition charges may occur. On January 15, 2004, Electric Delivery filed, on behalf of the Company, an interim true-up adjustment with the Commission in respect to the first series of transition bonds. Electric Delivery requested the Commission increase the authorized transition charges to generate sufficient funds to make the full payment of scheduled principal and interest in respect to the first series of transition bonds on August 16, 2004, and to replenish the capital sub-account for the first series of transition bonds to the required $2,500,000 level. That interim true-up adjustment was effective automatically on January 15, 2004 for use in the February 2004 billing cycle. Additionally, Electric Delivery, as servicer and on behalf of the Company, on August 16, 2004 filed an adjustment of the transition charges that service the first series of bonds. Under the Financing Order and its servicing agreements with the Company, Electric Delivery is required to seek annual adjustments to the transition charges to ensure that the expected collection of the transition charges is adequate to pay principal and interest when due, pay other qualified costs when due, and fund and replenish the over-collateralization and capital sub-accounts to the required levels. The adjustments, subject to the confirmation of its mathematical accuracy by the Commission, became effective with the September 2004 billing cycle. For the nine months ended September 30, 2004, the Company recorded over recovery of transition charges expense and an offsetting regulatory liability of $17,954,563.

      Electric Delivery, as servicer of the transition bonds issued in August 2003 and June 2004, currently intends to file for an interim true-up to increase the charges associated with those transition bonds in the fourth quarter of 2004. This increase is necessitated by collections being lower than projected in previous months. The exact amount of the increase has not yet been determined.

      Servicing and administration fees paid and accrued to Electric Delivery totaled $443,206 for the nine months ended September 30, 2004.

      Upon the issuance of the Series 2004 Bonds, Electric Delivery was required to contribute $3,948,885 to the capital sub-account, pledged as collateral for that series of transition bonds.

      During the first nine months of 2004, two scheduled principal payments of $7,693,695 and $14,849,544 were made on the transition bonds. Cash flows from operating activities provided $37,652,199 after payment of expenses and interest associated with the transition bonds.

FINANCING ACTIVITIES

      The Company's financing activities are limited to issuance of the transition bonds. There is no provision to allow for any other borrowings.

      Financial Covenants, Credit Rating Provisions and Cross Default Provisions -- The terms of the indenture contain financial covenants that require maintenance of specified collateral deposits in proportion to the aggregate principal amount of the bonds outstanding. As of September 30, 2004, the Company was in compliance with such covenants.

CHANGES IN ACCOUNTING STANDARDS

      There were no changes in accounting standards that affected the Company's financial position or results of operations.

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

      Some important factors that investors should consider carefully before deciding whether to purchase transition bonds of any series or class include:

Material Payment Delays or Losses on Transition Bonds May be Experienced Due to the Limited Sources of Payment for the Transition Bonds and Limited Credit Enhancement

       Material payment delays or losses on transition bonds may be experienced if the assets securing transition bonds are insufficient to pay the principal amount of such transition bonds and accrued interest on those transition bonds in full. The only source of funds for payments of interest on and principal of the transition bonds of a particular series is the related collateral for that series. The collateral for a particular series of transition bonds is limited to:

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

      The transition bonds are not insured or guaranteed by Electric
Delivery, including in its capacity as servicer, or by its ultimate parent, TXU Corp., any of its affiliates (other than the Company), the indenture trustee or any other person or entity. Thus, reliance for payment of the transition bonds must be based upon collections of the related transition charges, available funds on deposit in the applicable trust accounts held by the indenture trustee and any other credit enhancement described in the applicable prospectus supplement related to a series of transition bonds. A series of transition bonds is payable only from collateral that secures such series and not from transition charges imposed and collected for any other series of transition bonds. The organizational documents of the Company restrict the right to acquire other assets unrelated to the transactions described herein.

Judicial, Legislative or Regulatory Actions That May Adversely Affect an Investment in Transition Bonds

       Legal Action May Reduce the Value of an Investment in Transition Bonds. The transition property is created pursuant to the 1999 Restructuring Legislation and the Financing Order issued by the Commission. Investing in bonds payable from an asset that depends for its existence on recently enacted legislation with a limited history and judicial interpretation and regulatory implementation and interpretation is risky. The 1999 Restructuring Legislation was adopted in June 1999 by a vote of 142-4 in the Texas House and 27-3 in the Senate and signed into law by Governor George W. Bush.

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

      A portion of the 1999 Restructuring Legislation was challenged in Texas state court. This portion of the 1999 Restructuring Legislation was upheld and is no longer subject to appeal, as is discussed below. Notwithstanding the Texas state court's decision, a future Texas state or federal court decision might overturn the 1999 Restructuring Legislation or the Financing Order. Because the securitization financing is a creation of statute, any alteration affecting the validity of the relevant underlying legislative provisions could directly impact the transition bonds. For example, if the provisions that create transition property were invalidated, the validity of the principal assets securing the transition bonds could be eliminated. As another example, if the provisions that allow for the transition charge true-up adjustment process were invalidated, the servicer could be prevented from ensuring that sufficient funds are deposited with the indenture trustee for the scheduled payments on the transition bonds. If an invalidation of any relevant underlying legislative provision or Financing Order provision occurs, some or all of the investment in the transition bonds may be lost or delays may be experienced in recovering the investment. The 1999 Restructuring Legislation or any of its provisions, including the provisions relating to securitization, may be directly contested in courts or otherwise become the subject of litigation.

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

      Neither the Company nor Electric Delivery will indemnify an investor for any changes in the law, including any amendment or repeal of the 1999 Restructuring Legislation, that may affect the value of the transition bonds. Electric Delivery may have to indemnify the Company, however, if legal action based on law in effect at the time of the issuance of the transition bonds invalidates the transition property.

       Further Legislative Action May Reduce the Value of An Investment in Transition Bonds. The value of an investment in transition bonds may decline due to legislative action. For example:

      (a)Future Texas Legislative Action May Invalidate the Transition Bonds or the Transition Property which is the Primary Source of Payments on the Transition Bonds. Unlike many other states (including California, Massachusetts and Michigan), the citizens of the State of Texas do not have the constitutional right to adopt or revise laws by initiative or referendum. Thus, absent any amendment of the constitution of the State of Texas, the 1999 Restructuring Legislation cannot be amended or repealed by direct action of the electorate. The Texas legislature may repeal the 1999 Restructuring Legislation, or amend the 1999 Restructuring Legislation way that limits or alters the transition property so as to reduce its value. However, under the 1999 Restructuring Legislation, the State of Texas has pledged for the benefit and protection of Electric Delivery and all financing parties that it (including the Commission) will not take or permit any action to be taken that would impair the value of the transition property.

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

       There are Uncertainties Associated with Collecting the Transition Charges, and There is Unpredictability Associated with a Deregulated Electricity Market. Electric Delivery has limited experience in calculating transition charges for customers. The predictions associated with billing and collecting transition charges are based primarily on historical collection of payments and forecasted energy usage for which Electric Delivery has records available. These usage and collection records, however, may not reflect customers' payment patterns or energy usage in the competitive market, as competition was introduced in Texas for the first time on January 1, 2002. These records also reflect limited experience with consolidated billing to REPs. Because that kind of billing is new in Texas, unforeseen factors may adversely affect collection of payments. Therefore, the records that Electric Delivery has to date may have limited value in calculating the initial transition charges and the proposed true-up adjustments. Furthermore, Electric Delivery, as servicer, has only limited experience administering transition charges. Risks are associated with Electric Delivery's inexperience in calculating, billing and collecting the transition charges and in managing customer payments on the Company's behalf. A shortfall or material delay in collecting transition charges could result in payments of principal not being paid according to the expected amortization schedule, lengthening the weighted average life of the transition bonds, or in payments of principal and interest not being made at all. As a result, an investor could suffer a loss in connection with the investment.

      An Investment in Transition Bonds Relies on Electric Delivery or its Successor Acting as Servicer of the Transition Property. Electric Delivery, as servicer, is responsible for billing and collecting transition charges from REPs and for filing with the Commission to adjust these charges. If Electric Delivery ceases servicing the transition property, it might be hard to find a successor servicer and any transfer of servicing to a successor servicer may adversely affect an investor. Any successor servicer may have less experience than Electric Delivery and may have less capable billing and/or collection systems than Electric Delivery and may experience difficulties in collecting transition charges and determining appropriate adjustments to transition charges. A successor servicer might charge fees that, while permitted under the Financing Order, are higher than the fees paid to Electric Delivery as servicer. If Electric Delivery were to be replaced as servicer, any of these factors and others could delay the timing of payments and may reduce the value of an investment in transition bonds. Also, a change in servicer may cause billing and/or payment arrangements to change, which may lead to a period of disruption in which customers continue to remit payments according to the former arrangement, resulting in delays in collection that could result in delays in payment on the transition bonds. Under the Electric Delivery servicing agreements, no servicer default may be waived without the written consent of both the Commission and holders of a majority of the applicable series of outstanding transition bonds. The servicing agreements also grant the independent right to the Commission, in addition to the right of the indenture trustee on behalf of the transition bondholders, to require transfer of the servicing to a successor servicer in the event of any such servicer default.

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

      Customers Have Limited Experience in Paying the Transition Charges and Paying Through REPs. The transition charges were introduced to customers for the first time beginning with the billing period following the issuance of the first series of transition bonds. As a result, customers may be confused by changes in customer billing and payment arrangements. This confusion may cause the misdirection or delay of collections of transition charges. Generation and related services, including billing and collections, began to be provided by REPs as part of a pilot project in July 2001. All customers in areas of Texas subject to retail electric choice began to receive such services from REPs in January 2002. Given the relatively recent introduction of customer choice, there is limited information available as to how implementation is proceeding. Any problems arising from new and untested systems or any lack of experience on the part of the REPs with customer billing and collections could also cause delays in billing and collecting transition charges. These delays could result in shortfalls in transition charge collections and reduce the value of an investment in transition bonds. As of September 30, 2004, Electric Delivery has not experienced any material problems with respect to its billing and collections of these transition charges from REPs.

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

Risks Associated with the Unusual Nature of the Transition Property

      Electric Delivery May Not Recover Transition Charges More Than 15 Years from the Original Issue Date of the Series of Transition Bonds Relating to Those Transition Charges. Electric Delivery, or any successor servicer, is prohibited from recovering transition charges after the fifteenth anniversary of the date of issuance of the related transition bonds, but the Company may continue to recover transition charges incurred during the applicable 15-year period through the use of judicial process. Amounts collected from transition charges imposed for electricity consumed through the fifteenth anniversary of the date of issuance of the related transition bonds, or from credit enhancement funds, may not be sufficient to repay the transition bonds in full. If that is the case, no other funds will be available to pay the unpaid balance due on the transition bonds.

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

Risks Associated with Potential Bankruptcy Proceedings

      The Servicer Will Commingle the Transition Charges with Other Revenues, Which May Obstruct Access to the Transition Charges in Case of the Servicer's Bankruptcy. The servicer does not segregate the transition charges from its general funds. The transition charges are segregated only when the servicer pays them to the indenture trustee and the indenture trustee deposits them to the applicable collection account. The servicer is permitted to remit collections on a monthly basis if Electric Delivery or a successor to Electric Delivery's electric public utility business remains the servicer, no servicer default has occurred, and if:

      o the servicer meets the credit ratings requirements of the applicable rating agencies; or

      o the servicer provides credit enhancement satisfactory to the applicable rating agencies to assure remittance by the servicer to the indenture trustee of the transition charges it collects.

      If these conditions are not satisfied, the servicer is required to remit collections to the indenture trustee within two business days of receipt. Despite these requirements, the servicer might fail to pay the full amount of the transition charges to the indenture trustee or might fail to do so on a timely basis. This failure, whether voluntary or involuntary, could materially reduce the amount of transition charge collections available to make payments on the transition bonds.

      The 1999 Restructuring Legislation provides that the Company's rights to the transition property are not affected by the commingling of these funds with any other funds of the servicer. In a bankruptcy of the servicer, however, a bankruptcy court might rule that federal bankruptcy law takes precedence over the 1999 Restructuring Legislation and does not recognize the Company's right to collections of the transition charges that are commingled with other funds of the servicer as of the date of bankruptcy. If so, the collections of the transition charges held by the servicer as of the date of bankruptcy would not be available to pay amounts owing on the transition bonds. In this case, the Company would have only a general unsecured claim against the servicer for those amounts. This decision could cause material delays in payment or losses on the transition bonds and could materially reduce the value of an investment in transition bonds.

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

      If a REP Enters Bankruptcy Proceedings, Transition Charge Payments Made by that REP to the Servicer May Constitute Preferences, and the Servicer May be Required to Return such Funds to the Bankruptcy Estate of the REP. In the event of a bankruptcy of a REP, a party in interest may take the position that the remittance of funds prior to bankruptcy to the servicer, pursuant to the Financing Order, constitutes a preference under bankruptcy law. If a court were to hold that the remittance of funds constitutes a preference, any such remittance within 90 days of the filing of the bankruptcy petition could be avoidable, and the funds could be required to be returned to the bankruptcy estate of the REP by the Company or the servicer. To the extent that transition charges have been commingled with the general funds of the REP, the risk that a court would hold that a remittance of funds was a preference would increase. The Company or the servicer may be considered an "insider" with any REP that is affiliated with the Company or the servicer. If the servicer or the Company are considered to be an "insider" of the REP, any such remittance made within one year of the filing of the bankruptcy petition could be avoidable as well if the court were to hold that such remittance constitutes a preference. In either case, the Company or the servicer would merely be an unsecured creditor of the REP. If any funds were required to be returned to the bankruptcy estate of the REP, the Company would expect that the amount of any future transition charges would be increased through the true-up mechanism to recover the amount returned.

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

FORWARD-LOOKING STATEMENTS

      This report and other presentations made by the Company contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to the risks discussed below under RISK FACTORS and the following important factors, among others that could cause the actual results of the Company to differ materially from those projected in such forward-looking statements.

      o   state or federal legislative or regulatory developments,
      o   national or regional economic conditions,
      o the accuracy of the servicer's estimates of market demand and prices for energy,
      o the accuracy of the servicer's estimates of industrial, commercial and residential growth in Electric Delivery's service territory, including related estimates of conservation and electric usage efficiency,
      o weather conditions and other natural phenomena affecting retail electric customer energy usage,
      o   acts of sabotage, terrorist activities or other catastrophic events,
      o the speed, degree and effect of continued electric industry restructuring,
      o the operating performance of Electric Delivery's facilities and third-party suppliers of electric energy in Electric Delivery's service territory,
      o the accuracy of the servicer's estimates of the payment patterns of retail electric customers, including the rate of delinquencies and any collections curves, and
      o the operational and financial ability of REPs to bill and collect transition charges and make timely payments of amounts billed by the servicer to the REPs for transition charges.

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

                                                                                                Filed as Exhibit
                                                                                                or Furnished on
                             Required Item                                                           Website
---------------------------------------------------------------------------                     -----------------

Monthly servicer reports (Series 2004-1 for July 2004).....................                     Exhibit 99(a)(1)
Monthly servicer reports (Series 2004-1 for August 2004)...................                     Exhibit 99(a)(2)
Monthly servicer reports (Series 2004-1 for September 2004)................                     Exhibit 99(a)(3)
Monthly servicer reports (Series 2003-1 for July 2004).....................                     Exhibit 99(a)(4)
Monthly servicer reports (Series 2003-1 for August 2004)...................                     Exhibit 99(a)(5)
Monthly servicer reports (Series 2003-1 for September 2004)................                     Exhibit 99(a)(6)

A statement  reporting the balance in the collection accounts as of the end
of each quarter............................................................                     Exhibit 99(b)

A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order; (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each
REP satisfies the creditworthiness
requirements of the Financing Order........................................                     Exhibit 99(c)
Annual True-up of Transition Charges.......................................                     Exhibit 99(d)
Statement of Series 2003-1 Outstanding Bond Balances.......................                     Exhibit 99(e)(1)
Statement of Series 2004-1 Outstanding Bond Balances.......................                     Exhibit 99(e)(2)
Semi Annual Servicer's Certificate August 2004.............................                     Exhibit 99(f)


ITEM 6.  EXHIBITS

     (a) Exhibits:


                                       As
Exhibits                             Exhibit
--------                             -------

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





                                        As
Exhibits                             Exhibit
--------                             -------

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

99(a)(1)                                           --    Monthly Servicer Report  (Series 2004-1 for July 2004)

99(a)(2)                                           --    Monthly Servicer Report  (Series 2004-1 for August 2004)

99(a)(3)                                           --    Monthly  Servicer  Report  (Series  2004-1 for  September
                                                         2004)

99(a)(4)                                           --    Monthly  Servicer Report (Series 2003-1 for July 2004)

99(a)(5)                                           --    Monthly Servicer Report (Series 2003-1 for August 2004)

99(a)(6)                                           --    Monthly  Servicer  Report  (Series  2003-1 for  September
                                                         2004)

99(b)                                              --    Statement of Balances as of September 30, 2004

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

99(d)                                                    Annual True-up of Transition Charges
99(e) (1)                                                Statement of Outstanding Bond Balances Series 2003-1
99(e) (2)                                                Statement of Outstanding Bond Balances Series 2004-1
99(f)                                                    Semi-Annual Servicer's Certificate



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




Date:    November 12, 2004


                                    By: /s/ Kirk R. Oliver
                                        ----------------------------------
                                        (Kirk R. Oliver, Executive Vice
                                                President and
                                        Chief Financial Officer of TXU
                                        Electric Delivery Company)

                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                             TXU ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC




                                    By    /s/ Stanley J. Szlauderbach
                                          -----------------------------------
                                          Stanley J. Szlauderbach
                                          Interim Controller and Principal
                                          Accounting Officer






Date:  November 12, 2004