Form 10-K
period 2004-12-31
TXU ELECTRIC DELIVERY TRANSITION BOND CO LLC
filed 2005-03-30
CIK 1100179

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   -------------------------------------------


                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2004


                                    -- OR --


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


                       ----------------------------------------


                    Commission File Number       333-91935


                TXU Electric Delivery Transition Bond Company LLC
             (Exact Name of Registrant as Specified in its Charter)


A Delaware Limited Liability Company                    75-2851358
(State of Incorporation)                   (I.R.S. Employer Identification No.)

500 N. Akard Street, Dallas, Texas  75201                 (214) 486-2000
(Address of Principal Executive Offices)        (Registrant's Telephone Number)
(Zip Code)
                        ------------------------------------

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   None
                        -----------------------------------



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

As of March 22, 2005, all outstanding common membership interests in TXU Electric Delivery Transition Bond Company LLC were held by TXU Electric Delivery Company.

TXU Electric Delivery Transition Bond Company LLC meets the conditions set forth in General Instructions (I) (1) (a) and (b) of Form 10-K and is therefore filing this report with the reduced disclosure format.

===============================================================================

                                              TABLE OF CONTENTS
                                                                                                               Page
                                                                                                               ----
Glossary.............................................................................................           ii

                                                PART I.

Item 1.         BUSINESS.............................................................................           1
                LEGISLATIVE BACKGROUND...............................................................           1
                REQUIRED REPORTS.....................................................................           3
Item 2.         PROPERTIES...........................................................................           3

Item 3.         LEGAL PROCEEDINGS....................................................................           3

Item 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................           3
                                                PART II
Item 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS..................................................................           4

Item 6.         SELECTED FINANCIAL DATA..............................................................           4

Item 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS..................................................           4

Item 7a.        QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ABOUT MARKET RISK....................................................................           4

Item 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................................           4

Item 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE..................................................           4

Item 9a.        CONTROLS AND PROCEDURES.............................................................            4

Item 9b.        OTHER INFORMATION...................................................................            4
                                                PART II

Item 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................................           5

Item 11.        EXECUTIVE COMPENSATION...............................................................           5

Item 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT...........................................................................           5

Item 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................................           5

Item 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES...............................................           5
                                                PART IV

Item 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES...........................................           5


Periodic reports on Form 10-K and Form 10-Q and current reports on Form 8-K that contain financial information of TXU Electric Delivery Transition Bond Company LLC will be made available to the public, free of charge, on the TXU Electric Delivery Company website at http://www.txuelectricdelivery.com, shortly after they have been filed with the Securities and Exchange Commission. TXU Electric Delivery Transition Bond Company LLC will provide copies of current reports not posted on the website upon request. The information on TXU Electric Delivery Company's website shall not be deemed a part of, or incorporated by reference into, this report on Form 10-K.


GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.


1999 Restructuring Legislation.................     legislation that restructured the electric utility industry in Texas to provide for retail competition

2003 Form 10-K.................................     TXU Electric Delivery Transition Bond Company LLC's Annual
                                                    Report on Form 10-K for the year ended December 31, 2003
                                                    (formerly Oncor Electric Delivery Transition Bond Company LLC)

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

TXU Energy Holdings............................     refers to TXU Energy Company LLC, a subsidiary of US
                                                    Holdings, and/or its consolidated subsidiaries, depending on context

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

Financing Order ...............................     the financing order issued by the Commission on August 5,
                                                    2002 to TXU Electric Delivery, its successors and assignees that provide transmission and distribution service

Moody's........................................     Moody's Investors Services, Inc.

TXU Electric Delivery..........................     refers to TXU Electric Delivery Company, a subsidiary of US
                                                    Holdings, or TXU Electric Delivery and its consolidated
                                                    bankruptcy remote financing subsidiary, TXU Electric
                                                    Delivery Transition Bond Company LLC, depending on context

REP............................................     retail electric provider

S&P............................................     Standard & Poor's, a division of the McGraw Hill Companies

Settlement Plan................................     regulatory settlement plan that received final approval by the Commission in January 2003

SFAS 71........................................     Statement of Financial Accounting Standards  No. 71,
                                                    "Accounting for the Effect of Certain Types of Regulation"

US Holdings....................................     TXU US Holdings Company, a subsidiary of TXU Corp.

                                     PART I

Item 1. BUSINESS

                                    BUSINESS
                                    --------

      The Company is a bankruptcy remote special purpose Delaware limited liability company, wholly-owned by TXU Electric Delivery. TXU Electric Delivery is a wholly-owned subsidiary of US Holdings, the common shares of which are wholly-owned by TXU Corp. TXU Electric Delivery is a regulated electricity transmission and distribution company, principally engaged in providing delivery services to REPs that sell electricity in the north-central, eastern and western parts of Texas.

      The Company was organized in November 1999 for the limited purposes of issuing bonds and purchasing and owning transition property (as defined in the 1999 Restructuring Legislation) acquired from TXU Electric Delivery. For legal purposes, the transition property has been sold to the Company by TXU Electric Delivery. The Company had no operations until August 2003. In connection with the acquisition of the transition property, the Company:

      o  registered and issued transition bonds,
      o pledged its interest in the transition property and other transition bond collateral to secure the transition bonds,
      o  has agreed to make debt service payments on the transition bonds, and
      o has agreed to perform other activities that are necessary, suitable or convenient to accomplish these purposes.

      The Company is structured and is operated in a manner such that in the event of bankruptcy proceedings against TXU Electric Delivery, the assets of the Company will not be consolidated into the bankruptcy estate of TXU Electric Delivery. TXU Electric Delivery is not the owner of the transition property described herein, and the assets of the Company are not available to pay creditors of TXU Electric Delivery or any of its affiliates.

      Effective May 13, 2004, the Company changed its name from Oncor Electric Delivery Transition Bond Company LLC to TXU Electric Delivery Transition Bond Company LLC.


                             LEGISLATIVE BACKGROUND

      In September 1999, the Texas legislature passed the 1999 Restructuring Legislation to restructure the electric utility industry in Texas. The 1999 Restructuring Legislation provided for a transition to competition in the retail and generation markets for electricity beginning in January 2002, and provided for recovery of certain costs previously incurred by electric utilities. These costs consist of generation-related regulatory assets as well as stranded costs, which represent the excess of net book value over market value of generation assets (as such regulatory and generation assets are defined by the 1999 Restructuring Legislation). Recovery of these costs is provided through irrevocable, nonbypassable "transition charges" assessed on substantially all existing and future retail electric customers within a utility's certificated service territory as it existed on May 1, 1999. The 1999 Restructuring Legislation authorized the Commission to issue a "financing order" approving the issuance of "transition bonds" to facilitate the recovery of generation-related regulatory assets and stranded costs. The Commission issued a financing order to TXU Electric Delivery on August 5, 2002.

      Transition Property - The 1999 Restructuring Legislation and the Financing Order permitted TXU Electric Delivery to transfer its rights and interests in the Financing Order, including the right to collect transition charges pursuant to the 1999 Restructuring Legislation, to a special purpose entity (the Company) formed by TXU Electric Delivery to issue debt secured by the right to receive revenues arising from the transition charges. The electric utility's right to receive the transition charges and its other rights and interests under the Financing Order constitute "transition property" once transferred to the Company. The transition property represents the irrevocable right to impose, collect and receive transition charges in an amount sufficient to pay the interest, fees, and expenses associated with the transition bonds, and the aggregate principal amount of the transition bonds.

      Transition Charges - TXU Electric Delivery and the Company have entered into servicing agreements to support the transition bonds. Transition charges are assessed and collected by TXU Electric Delivery as the servicer. The servicer manages, services, bills and collects payments in respect of the transition property under the terms of the servicing agreements. Transition charges are collected by the servicer from REPs that collect transition charges from retail customers as part of their normal collection activities. The REPs must pay these billings to TXU Electric Delivery whether or not the REPs collect them from the retail customers. Transition charges are billed based on a retail customer's actual consumption of electricity or for certain classes of commercial customers on the historical demand for electricity by such customers. The Commission reviews and adjusts transition charges at least once a year. This review is used to adjust any over or under collections during the preceding 12 months and to provide for recovery of amounts sufficient to pay all debt service and other required amounts and charges in connection with the transition bonds during the following 12 months.

      Servicing Fees - As long as TXU Electric Delivery or its affiliate or agent acts as servicer, the annual aggregate servicing fee will be the greater of $400,000 for all series of outstanding transition bonds or 0.05% per year of the initial principal amount of all series of outstanding transition bonds. If a successor servicer that is not affiliated with TXU Electric Delivery is appointed, it will be entitled to receive a servicing fee not in excess of 0.60% per year of the initial principal amount of each series of outstanding transition bonds. The servicing fee will be recovered by the Company through the transition charges. In addition, under the servicing agreements, TXU Electric Delivery, as servicer, must seek interim and non-standard true-up adjustments when certain conditions are met.

      Administration Fees - TXU Electric Delivery and the Company have also entered into an administration agreement, whereby TXU Electric Delivery provides administrative services to the Company, such as clerical, secretarial and other accounting services, at a fixed fee per year. As long as TXU Electric Delivery or its affiliate or agent, act as administrator, the annual administration fee will be $50,000, payable in arrears on each payment date. TXU Electric Delivery, as administrator, is limited under the terms of the administration agreement to total compensation in the form of the annual administration fee of $50,000 plus any fees paid to third parties on behalf of the Company.

      Operating Expenses - The Company can recover annual operating expenses, including the annual administration fee to TXU Electric Delivery, of $185,000 annually through the transition charges.

                                REQUIRED REPORTS

    The Company has included in this annual report on Form 10-K or furnished on its website at www.txuelectricdelivery.com, as indicated, the following information in respect of each series of outstanding transition bonds, as required by the terms of the indenture relating to the transition bonds. Exhibits that are filed as a part of this Form 10-K are listed in Appendix B.

                                                                                     Filed as Exhibit
                                                                                       or Furnished
                             Required Item                                              on Website
----------------------------------------------------------------------------------   ----------------

      Monthly servicer reports (Series 2004-1 for October 2004)..................    Exhibit 99 (a)(1)

      Monthly servicer reports (Series 2004-1 for November 2004).................    Exhibit 99 (a)(2)

      Monthly servicer reports (Series 2004-1 for December 2004).................    Exhibit 99 (a)(3)

      Monthly servicer reports (Series 2003-1 for October 2004)..................    Exhibit 99 (a)(4)

      Monthly servicer reports (Series 2003-1 for November 2004).................    Exhibit 99 (a)(5)

      Monthly servicer reports (Series 2003-1 for December 2004).................    Exhibit 99 (a)(6)

      A statement  reporting the balance in the collection  accounts as
       of the end of each quarter................................................    Exhibit 99 (b)

      A quarterly  statement  affirming that, in all material respects, for  each  materially  significant  REP,  (a)  each  REP has been billed  in  compliance  with  the  requirements  outlined  in the
      Financing  Order;  (b) each REP has made  payments in  compliance with the  requirements  outlined in the Financing  Order, and (c)
      each  REP  satisfies  the  creditworthiness  requirements  of the
      Financing Order............................................................    Exhibit 99 (c)

      Interim True-up of Transition Charges......................................    Exhibit 99 (d)

      Statement of Series 2003-1 Outstanding Bond Balances.......................    Exhibit 99 (e)(1)

      Statement of Series 2004-1 Outstanding Bond Balances.......................    Exhibit 99 (e)(2)

      Semi Annual Servicer's Certificate November 2004...........................    Exhibit 99 (f)


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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Not applicable. All outstanding common membership interests in the Company are held by TXU Electric Delivery.

Item 6.    SELECTED FINANCIAL DATA

      Item 6 is not presented herein as TXU Electric Delivery meets the conditions set forth in General Instruction (I) (1) (a) and (b).

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


Item 7a.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      None.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required hereunder for the Company is set forth under Report of Independent Registered Public Accounting Firm, Statements of Income, Cash Flows, Balance Sheets, Members' Equity and Notes to Financial Statements included in Appendix A of this report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

Item 9a.   CONTROLS AND PROCEDURES

      An evaluation was performed under the supervision and with the participation of the Company's management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect as of December 31, 2004. Based on the evaluation performed, the Company's management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective.

      There have been no changes in the Company's internal controls over financial reporting that have occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9b.   OTHER INFORMATION

      None.

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

      Not applicable.

Item 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


(a) Documents filed as part of this Report:

      Financial Statements (included in Appendix A to this report):
      Management's Discussion and Analysis of Financial Condition and Results of
         Operations............................................................................       A-2
      Report of Independent Registered Public Accounting Firm..................................       A-22
      Statements of Income for the years ended December 31, 2004 and 2003......................       A-23
      Statements of Cash Flows for the years ended December 31, 2004 and 2003..................       A-24
      Balance Sheets, December 31, 2004 and 2003...............................................       A-25
      Statements of Member's Equity for each of the three years in the period
         ended December 31, 2004...............................................................       A-26
      Notes to Financial Statements............................................................       A-27

      The financial statements schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

(b) Exhibits furnished or filed as a part of this report: Included in Appendix B to this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, TXU Electric Delivery Transition Bond Company LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                               TXU ELECTRIC DELIVERY
                                                             TRANSITION BOND COMPANY LLC

Date:    March 29, 2005
                                                           By      /s/ T. L. BAKER
                                                           ---------------------------------------------------------
                                                            (T. L. Baker, Chairman of the Board and Chief Executive)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of TXU Electric
Delivery Transition Bond Company LLC and in the capacities and on the date indicated.

                            Signature                                        Title                       Date
                            ---------                                        -----                       ----

/s/                           T. L. BAKER
---------------------------------------------------------------         Principal Executive
             (T. L. Baker, Chairman of the Board and Chief              Officer and Manager         March 29, 2005
                              Executive)


/s/                          H. DAN FARELL                          Principal Financial Officer     March 29, 2005
---------------------------------------------------------------
          (H. Dan Farell, Senior Vice President and
                Principal Financial Officer)


/s/                  STANLEY J. SZLAUDERBACH                         Principal Accounting Officer   March 29, 2005
---------------------------------------------------------------
          (Stanley J. Szlauderbach, Senior Vice President)


/s/                        DAVID A. CAMPBELL                                Director                March 29, 2005
---------------------------------------------------------------
                          (David A. Campbell)


/s/                      WILLIAM R. BECKSTEIN                               Director                March 29, 2005
---------------------------------------------------------------
                        (William R. Beckstein)


/s/                        RICHARD F. KLUMPP                                Director                March 29, 2005
---------------------------------------------------------------
                          (Richard F. Klumpp)


/s/                         KIRK R. OLIVER                                  Director                March 29, 2005
---------------------------------------------------------------
                           (Kirk R. Oliver)


/s/                        ERIC H. PETERSON                                 Director                March 29, 2005
---------------------------------------------------------------
                          (Eric H. Peterson)

                                  CERTIFICATION



        I, H. Dan Farell, Senior Vice President and Principal Financial Officer of TXU Electric Delivery Company, the servicer under the transition property servicing agreement, certify that:

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






Date:    March 29, 2005



                                         By         /s/ H. DAN FARELL
                                               --------------------------------
                                               (H. Dan Farell, Senior Vice
                                                President and  Principal
                                                Financial Officer of
                                                TXU Electric Delivery Company

                                                                                               Appendix A


TXU ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC
INDEX TO FINANCIAL INFORMATION
December 31, 2004



                                                                                                          Page


Management's Discussion and Analysis of Financial Condition and Results of Operations.......               A-2

Report of Independent Registered Public Accounting Firm.....................................              A-22

Financial Statements:

    Statements of Income....................................................................              A-23

    Statements of Cash Flows................................................................              A-24

    Balance Sheets..........................................................................              A-25

    Statements of Member's Equity...........................................................              A-26

    Notes to Financial Statements...........................................................              A-27


                TXU ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


BUSINESS

      The Company is a bankruptcy remote special purpose Delaware limited liability company, wholly-owned by TXU Electric Delivery. TXU Electric Delivery is a wholly-owned subsidiary of US Holdings, the common shares of which are wholly owned by TXU Corp. TXU Electric Delivery is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs that sell electricity in the north-central, eastern and western parts of Texas.

      The Company was organized in November 1999 for the limited purposes of issuing bonds and purchasing and owning transition property (as defined in the 1999 Restructuring Legislation) acquired from TXU Electric Delivery. For legal purposes, the transition property has been sold to the Company by TXU Electric Delivery. The Company had no operations until August 2003. In connection with the acquisition of the transition property, the Company:

       o  registered and issued transition bonds,
       o pledged its interest in the transition property and other transition bond collateral to secure the transition bonds,
       o  has agreed to make debt service payments on the transition bonds, and
       o has agreed to perform other activities that are necessary, suitable or convenient to accomplish these purposes.

      The Company is structured and is operated in a manner such that in the event of bankruptcy proceedings against TXU Electric Delivery, the assets of the Company will not be consolidated into the bankruptcy estate of TXU Electric Delivery. TXU Electric Delivery is not the owner of the transition property described herein, and the assets of the Company are not available to pay creditors of TXU Electric Delivery or any of its affiliates.

      Effective May 13, 2004, the Company changed its name from Oncor Electric Delivery Transition Bond Company LLC to TXU Electric Delivery Transition Bond Company LLC.

RESULTS OF OPERATIONS

      The following discussion and analysis of the results of operations for the Company do not present period-to-period comparisons of year to date results due to the non-comparability of the periods presented. Year-to-date results for 2003 contained only four months of activity for the first series of transition bonds while year-to-date results for 2004 contained twelve months of activity for the first series of transition bonds and approximately six months of activity for the second series of transition bonds.

      On August 21, 2003, the Company issued and sold the first series of transition bonds in an aggregate principal amount of $500,000,000. On June 7, 2004, the Company completed the issuance and sale of a second and final series of transition bonds in an aggregate principal amount of $789,777,000. The proceeds from the sale of the transition bonds were used to acquire transition property from TXU Electric Delivery. Such property represents the irrevocable right to impose, collect and receive transition charges in an amount sufficient to pay the interest, fees, and expenses associated with the transition bonds, as well as the aggregate principal amount of the transition bonds. The Company pledged its interests in the related transition property and other transition bond collateral to secure the transition bonds.

      TXU Electric Delivery used the net proceeds from the sale of transition property in connection with the issuance of the transition bonds to retire portions of its debt and equity. The transition bonds have interest rates ranging from 3.52% to 5.29% and scheduled final payment dates ranging from 2007 through 2016.

      TXU Electric Delivery, on behalf of the Company, bills REPs transition charges approved by the Commission to collect the funds needed to make scheduled payments, including principal, interest, associated fees and expenses, and funding of the over-collateralization subaccount, on the transition bonds. During the twelve months ended December 31, 2004, operating revenues of $106,713,274 included $4,139,808 of accrued unbilled revenues, as well as $317,460 of interest income on those funds collected.

      Under the Financing Order and its servicing agreements with the Company, TXU Electric Delivery, as servicer, is required to seek interim and annual adjustments to the transition charges to ensure that the expected collection of the transition charges is adequate to pay principal and interest when due, pay other qualified costs when due, and fund and/or replenish the over-collateralization and capital subaccounts to the required levels.

      As a result of variations in power consumption, temporary over or under recovery of transition charges may occur. On January 15, 2004, TXU Electric Delivery filed, on behalf of the Company, an interim true-up adjustment with the Commission in respect of the first series of transition bonds. TXU Electric Delivery requested the Commission increase the authorized transition charges to generate sufficient funds to make the full scheduled payment in respect of the first series of transition bonds on August 16, 2004, and to replenish the capital subaccount for the first series of transition bonds to the required $2,500,000 level. The capital subaccount had to be partially drawn down to make the February 2004 scheduled payment on the first series of transition bonds. The interim true-up adjustment was effective automatically on January 15, 2004 for use in the February 2004 billing cycle.

      TXU Electric Delivery filed an annual adjustment to increase the transition charges that service the first series of transition bonds on August 16, 2004. The adjustment became effective with the September 2004 billing cycle.

      In November 2004, TXU Electric Delivery filed an interim true-up adjustment to increase the charges associated with both series of transition bonds in order to generate sufficient funds to make the full scheduled payments and restore the capital subaccounts for both series of bonds during 2005. Collections of transition charges related to the first series of transition bonds were not sufficient to replenish the capital subaccount for that series of bonds to the required level at the August 16, 2004 payment. Collections of transition charges related to the second series of transition bonds were not sufficient to meet the required payment for those bonds at the November 15, 2004 payment, therefore, the capital subaccount for that series of bonds was partially drawn down to meet the scheduled payment. This tariff adjustment became effective with the first billing cycle in December 2004. This increase was necessitated by collections being lower than projected in previous months.

     In the November 2004 interim true-up adjustment for the second series of transition bonds, TXU Electric Delivery made an error in the calculation of the transition charges applicable to the Large General Service Secondary class of customers. This error was clerical in nature and resulted in the wrong number of forecasted kilowatt-hours for this particular rate class for the applicable period. The result of the error is that the transition charges currently being billed for this customer class are lower than required to meet the May 16, 2005 scheduled payment on the second series of bonds. As a result, the Company believes there will be insufficient funds on that date (even considering the amount currently in the capital subaccount for the second series of transition bonds, which will be used to help meet the scheduled payment) to meet the full principal payment requirement on the bonds. However, the Company believes there will be sufficient funds to make the required interest payment on the bonds. Under the terms of the indenture that govern the transition bonds, a failure to pay a scheduled principal payment on a scheduled date does not result in an event of default.

         In the case of such an error in an interim true-up adjustment, the Financing Order requires that the error be corrected in the next available true-up adjustment. The next available true-up adjustment for the second series of transition bonds is the annual true-up adjustment, which TXU Electric Delivery will file, as required, in May 2005. Any shortfall in principal on the May 16, 2005 payment date, along with any deficiency in the capital subaccount, will be taken into consideration in the annual true-up adjustment and the transition charges will be set such that, based on the then current forecast of customer usage, sufficient funds will be collected to meet the scheduled principal and interest payments in November 2005 and May 2006, pay the principal shortfall and replenish the capital subaccount to its required level by May 2006.

      As of December 31, 2004, the capital subaccount for the first series of transition bonds was $1,363,533 versus the required level of $2,500,000 and for the second series of transition bonds was $1,419,316 versus the required level of $3,948,885.

      The Company accrues interest on the outstanding aggregate principal amount of both series of transition bonds. For the years ended December 31, 2004 and 2003, interest expense totaled $41,454,452 and $7,777,756, respectively.

      The Company also amortizes the transition property based on principal payments over the life of the bonds. Such amortization for the years ended December 31, 2004 and 2003 was $47,911,024 and $5,748,164, respectively.

      To the extent revenues exceed the total of interest expense, amortization of the transition property and other fees and expenses, the company records an expense for over-recovery of transition charges. For the year ended December 31, 2004, the Company recorded over-recovery of transition charge expense and an offsetting regulatory liability of $16,657,167. During 2003, the Company recorded an over recovery of transition charges expense and an offsetting regulatory liability of $5,770,918. See Note 2 to Financial Statements for a discussion of accruals of unbilled revenues.

      The Company's expense for servicing and administration fees earned by TXU Electric Delivery totaled $636,479 for the year ended December 31, 2004 and $169,793 for the year ended December 31, 2003.

      Upon the issuance of the second series of transition bonds in 2004, TXU Electric Delivery was required to contribute $3,948,885 to the capital subaccount, pledged as collateral for that series of transition bonds. This was in addition to the $2,500,000 that TXU Electric Delivery contributed to the capital subaccount for the first series of transition bonds issued in 2003.

      During the year ended 2004, three scheduled principal payments of $7,693,695, $14,849,544 and $9,497,122 were made on the transition bonds. Cash flows from operating activities provided $58,798,553 after payment of expenses and interest associated with the transition bonds.

FINANCING ACTIVITIES

      The Company's financial needs are limited to issuance of the transition bonds. There is no provision to allow for any other borrowings.

      Financial Covenants, Credit Rating Provisions and Cross Default Provisions -- The terms of the indenture contain financial covenants that require maintenance of specified collateral deposits in proportion to the aggregate principal amount of the bonds outstanding. As of December 31, 2004, the Company was in compliance with such covenants.

FORWARD-LOOKING STATEMENTS

      This report and other presentations made by the Company contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to the risks discussed below under "RISK FACTORS" and the following important factors, among others that could cause the actual results of the Company to differ materially from those projected in such forward-looking statements:

     o   state or federal legislative or regulatory developments,
     o   national or regional economic conditions,
     o the accuracy of the servicer's estimates of market demand and prices for energy,
     o the accuracy of the servicer's estimates of industrial, commercial and residential growth in TXU Electric Delivery's service territory, including related estimates of conservation and electric usage efficiency,
     o weather conditions and other natural phenomena affecting retail electric customer energy usage,
     o   acts of sabotage, terrorist activities or other catastrophic events,
     o the speed, degree and effect of continued electric industry restructuring,
     o the operating performance of TXU Electric Delivery's facilities and third-party suppliers of electric energy in TXU Electric Delivery's service territory,
     o the accuracy of the servicer's estimates of the payment patterns of retail electric customers, including the rate of delinquencies and any collections curves, and
     o the operational and financial ability of REPs to bill and collect transition charges and make timely payments of amounts billed by the servicer to the REPs for transition charges.

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

      The transition bonds are not insured or guaranteed by TXU Electric Delivery, including in its capacity as servicer, or by its ultimate parent, TXU Corp., any of its affiliates (other than the Company), the indenture trustee or any other person or entity. Thus, reliance for payment of the transition bonds must be based upon collections of the related transition charges, available funds on deposit in the applicable trust accounts held by the indenture trustee and any other credit enhancement described in the applicable prospectus supplement related to a series of transition bonds. A series of transition bonds is payable only from collateral that secures such series and not from transition charges imposed and collected for any other series of transition bonds. The organizational documents of the Company restrict the right to acquire other assets unrelated to the transactions described herein.

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

      On December 31, 2001, a Settlement Plan was filed on behalf of US Holdings, which, among other things, resolved all issues related to US Holdings' stranded cost recovery and securitization of TXU Electric Delivery's regulatory assets. On August 5, 2002, the Commission issued the Financing Order, pursuant to the Settlement Plan, authorizing the issuance of transition bonds relating to recovery of TXU Electric Delivery's regulatory assets. The Commission's order approving the Settlement Plan and the Financing Order were appealed by certain nonsettling parties to the Travis County, Texas District Court in August 2002. In January 2003, US Holdings concluded a settlement of these appeals, and they were dismissed. Thus, the settlement became final.

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

      Neither the Company nor TXU Electric Delivery will indemnify an investor for any changes in the law, including any amendment or repeal of the 1999 Restructuring Legislation that may affect the value of the transition bonds. TXU Electric Delivery may have to indemnify the Company, however, if legal action based on law in effect at the time of the issuance of the transition bonds invalidates the transition property.

       Further Legislative Action May Reduce the Value of An Investment in Transition Bonds. The value of an investment in transition bonds may decline due to legislative action. For example:

      (a)Future Texas Legislative Action May Invalidate the Transition Bonds or the Transition Property which is the Primary Source of Payments on the Transition Bonds. Unlike many other states (including California, Massachusetts and Michigan), the citizens of the State of Texas do not have the constitutional right to adopt or revise laws by initiative or referendum. Thus, absent any amendment of the constitution of the State of Texas, the 1999 Restructuring Legislation cannot be amended or repealed by direct action of the electorate. The Texas legislature may repeal the 1999 Restructuring Legislation, or amend the 1999 Restructuring Legislation in a way that limits or alters the transition property so as to reduce its value. However, under the 1999 Restructuring Legislation, the State of Texas has pledged for the benefit and protection of TXU Electric Delivery and all financing parties that it (including the Commission) will not take or permit any action to be taken that would impair the value of the transition property.

         Hunton & Williams LLP has rendered its opinion to the Company and TXU Electric Delivery in connection with the issuance of the first series of the transition bonds, and rendered a similar opinion to the Company and TXU Electric Delivery in connection with the second series of transition bonds, that under the laws of the State of Texas and the United States, holders of the transition bonds could successfully challenge under the Federal Contracts Clause and the Texas Contracts Clause the constitutionality of any legislation passed by the State of Texas, including the Commission, which becomes law that repeals or amends the 1999 Restructuring Legislation in such a manner that substantially impairs the value of the rights of the holders of the transition bonds or the transition charges prior to the time that the transition bonds are fully paid and discharged, unless it was determined that such repeal or amendment was a legitimate and reasonable exercise of the State of Texas' sovereign powers and reasonable and necessary to serve a significant and legitimate public purpose. Further, Hunton & Williams LLP rendered to the Company and TXU Electric Delivery its opinion that a court would conclude that adverse action by the Texas legislature or the Commission that repeals the State of Texas' pledge to the holders of the transition bonds or otherwise adversely affects the transition property would constitute a compensable "taking" under the Takings Clauses of the United States and Texas Constitutions, if the court determines that any such action is an intentional action by the Texas legislature or the Commission, effects a regulatory taking of the transition property and is for public use. There is no assurance, however, that, even if a court were to award just compensation, it would be sufficient to pay the full amount of principal and interest on the transition bonds.

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

         The Company and TXU Electric Delivery have agreed to take legal or administrative action as may be reasonably necessary to block or overturn any attempts to cause a repeal, modification or amendment to the 1999 Restructuring Legislation, the Financing Order or the transition property.

         Neither the Company, TXU Electric Delivery nor any successor seller or servicer will indemnify an investor for any changes in the law that may affect the value of the transition bonds. In addition, any action by the United States Congress or Texas legislature, even if the action is ultimately determined to be invalid, and even if full compensation is ultimately provided to the holders of transition bonds, might result in costly and time-consuming litigation. Any litigation of this type might adversely affect the price and liquidity of the transition bonds and the dates of payment of interest and principal. Moreover, given the lack of judicial precedent directly on point, and the novelty in Texas of transition property as security for transition bonds, the Company cannot predict the outcome of any litigation with certainty. Accordingly, an investor may suffer a loss on or delay in recovery of an investment in the transition bonds.

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

         On May 20, 2003, various electric cooperatives and municipally-owned utilities in TXU Electric Delivery's service territory filed a petition for rulemaking with the Commission requesting that the Commission adopt a rule regarding the billing and collection of transition charges from end-use customers in multiply-certificated service areas who switched electricity providers after May 1, 1999. TXU Electric Delivery believes that the number of such customers is less than one hundred. The rule proposed by the petitioners only involves the method of collecting transition charges, including the liability in connection therewith, and would require the transition charges to be billed directly to those customers by the servicer, rather than by the applicable electric cooperative or municipally-owned utility. TXU Electric Delivery has filed a response to the petition stating that the proposed rule would violate the 1999 Restructuring Legislation and the Financing Order and has filed a complaint with the Commission requesting that the Commission order the electric cooperatives and municipally-owned utilities to implement the current procedure. The Commission has denied the rulemaking petition. The complaint proceeding is currently abated to allow TXU Electric Delivery and the petitioners to pursue settlement negotiations. Inasmuch as the petitioners assert that the issue in this proceeding does not involve the legality of the recovery of the transition charges or the amount thereof, TXU Electric Delivery does not believe the result of this proceeding will be materially adverse to holders of the transition bonds; however, TXU Electric Delivery cannot predict the outcome.

Servicing Risks

       Inaccurate Forecasting or Unanticipated Delinquencies Could Result in Insufficient Funds to Make Scheduled Payments on the Transition Bonds. The transition charges are generally assessed based on customer usage, which includes kilowatts demanded and kilowatt-hours of electricity consumed by retail customers in TXU Electric Delivery's service area. TXU Electric Delivery will calculate the transition charges for each series of transition bonds according to the methodology approved by the Financing Order authorizing those transition charges. In addition, TXU Electric Delivery, as servicer, is required to file with the Commission periodic adjustment calculations for the transition charges. These adjustments are intended to provide, among other things, for timely payment of the transition bonds, but the frequency of these adjustments is limited to once per year for a standard true-up, no more than semi-annually (if payment dates on transition bonds are semi-annual) or not more than once every three months (if payment dates on the transition bonds are quarterly) for an interim true-up, but can be more frequently for a non-standard true-up. TXU Electric Delivery will generally base its adjustment calculations on any shortfalls or excess in collections from customers during the prior adjustment period and on projections of future electricity use and customers' ability to pay their electric bills. If the servicer inaccurately forecasts electricity consumption or demand or underestimates customer delinquencies or charge-offs when setting or adjusting the transition charges, or if the effectiveness of the adjustments is delayed for any reason, there could be a shortfall or material delay in transition charge collections. A shortfall or material delay in transition charge collections could result in payment of principal of and interest on the transition bonds not being made according to the expected amortization schedule, thus lengthening the weighted average life of the transition bonds, or in payments of principal and interest not being made at all.

      Inaccurate forecasting of electricity consumption by the servicer could result from, among other things:

      o warmer winters or cooler summers, resulting in less electricity consumption than forecasted;
      o general economic conditions being worse than expected, causing customers to migrate from TXU Electric Delivery's service territory or reduce their electricity consumption;
      o the occurrence of a natural disaster, such as a tornado, or an act of war or terrorism or other catastrophic event unexpectedly disrupting electrical service and reducing usage;
      o problems with energy generation, transmission or distribution resulting from the change in the market structure of the electric industry;
      o customers ceasing business or departing TXU Electric Delivery's service territory;
      o  dramatic changes in energy prices resulting in decreased consumption;
      o customers consuming less electricity because of increased conservation efforts or increased electric usage efficiency; or
      o customers switching to alternative sources of energy, including self-generation of electric power.

      Inaccurate forecasting of delinquencies or charge-offs by the servicer could result from, among other things:

      o unexpected deterioration of the economy or the occurrence of a natural disaster, or an act of war or terrorism or other catastrophic event or the declaration of a heat moratorium causing greater charge-offs than expected or forcing TXU Electric Delivery or a successor distribution company to grant additional payment relief to more customers;
      o a change in law that makes it more difficult for TXU Electric Delivery or a successor distribution company or a REP to terminate service to nonpaying customers, or that requires TXU Electric Delivery or a successor distribution company or REP to apply more lenient credit standards in accepting customers;
      o the introduction into the energy markets of REPs who collect payments arising from the transition charges, but who may fail to remit retail customer charges to the servicer in a timely manner; or
      o the failure of REPs to submit accurate and timely information to the servicer regarding their collections and charge-offs. See "It May Be Difficult to Collect the Transition Charges from REPs."

       There are Uncertainties Associated with Collecting the Transition Charges, and There is Unpredictability Associated with a Deregulated Electricity Market. TXU Electric Delivery has limited experience in calculating transition charges for customers. The predictions associated with billing and collecting transition charges are based primarily on historical collection of payments and forecasted energy usage for which TXU Electric Delivery has records available. These usage and collection records, however, may not reflect customers' payment patterns or energy usage in the competitive market, as competition was introduced in Texas for the first time on January 1, 2002. These records also reflect limited experience with consolidated billing to REPs. Because that kind of billing is new in Texas, unforeseen factors may adversely affect collection of payments. Therefore, the records that TXU Electric Delivery has to date may have limited value in calculating the initial transition charges and the proposed true-up adjustments. Furthermore, TXU Electric Delivery, as servicer, has only limited experience administering transition charges. Risks are associated with TXU Electric Delivery's inexperience in calculating, billing and collecting the transition charges and in managing customer payments on the Company's behalf. A shortfall or material delay in collecting transition charges could result in payments of principal not being paid according to the expected amortization schedule, lengthening the weighted average life of the transition bonds, or in payments of principal and interest not being made at all. As a result, an investor could suffer a loss in connection with the investment.

      An Investment in Transition Bonds Relies on TXU Electric Delivery or its Successor Acting as Servicer of the Transition Property. TXU Electric Delivery, as servicer, is responsible for billing and collecting transition charges from REPs and for filing with the Commission to adjust these charges. If TXU Electric Delivery ceases servicing the transition property, it might be hard to find a successor servicer and any transfer of servicing to a successor servicer may adversely affect an investor. Any successor servicer may have less experience than TXU Electric Delivery and may have less capable billing and/or collection systems than TXU Electric Delivery and may experience difficulties in collecting transition charges and determining appropriate adjustments to transition charges. A successor servicer might charge fees that, while permitted under the Financing Order, are higher than the fees paid to TXU Electric Delivery as servicer. If TXU Electric Delivery were to be replaced as servicer, any of these factors and others could delay the timing of payments and may reduce the value of an investment in transition bonds. Also, a change in servicer may cause billing and/or payment arrangements to change, which may lead to a period of disruption in which customers continue to remit payments according to the former arrangement, resulting in delays in collection that could result in delays in payment on the transition bonds. Under the TXU Electric Delivery servicing agreements, no servicer default may be waived without the written consent of both the Commission and holders of a majority of the applicable series of outstanding transition bonds. The servicing agreements also grant the independent right to the Commission, in addition to the right of the indenture trustee on behalf of the transition bondholders, to require transfer of the servicing to a successor servicer in the event of any such servicer default.

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

      Under the intercreditor agreement among the Company, TXU Electric Delivery, the transition bond parties and the parties to TXU Corp.'s receivables financing program, a replacement servicer would require the agreement of both the trustee and the other parties to the intercreditor agreement. If the trustee and the other parties are unable to agree on a replacement servicer within 10 business days, TXU Electric Delivery's independent auditors would appoint the replacement servicer.

       It May Be Difficult to Collect the Transition Charges from REPs. As part of the restructuring of the Texas electric industry, retail customers in TXU Electric Delivery's service territory began, as of January 1, 2002, or in limited circumstances by participating in a pilot project, sooner, purchasing electricity and related services from REPs rather than TXU Electric Delivery. TXU Electric Delivery is no longer permitted to sell electricity directly to retail customers. US Holdings currently has organized an affiliated REP to provide electricity and related services to retail customers in TXU Electric Delivery's service territory. In the future, US Holdings may establish additional affiliated REPs or divest itself of one or more affiliated REPs. REPs, including US Holdings' affiliated REP, issue a single bill to retail customers purchasing electricity from a REP. The 1999 Restructuring Legislation requires TXU Electric Delivery to allow each REP, including US Holdings' affiliated REP, pursuant to a tariff to be filed by TXU Electric Delivery and approved by the Commission, to issue a single bill to customers purchasing electricity from that REP. This single bill includes all charges related to purchasing electricity from the REP, including delivery services from TXU Electric Delivery and the applicable transition charges. Retail customers will pay transition charges to REPs who supply them with electric power. The REPs will be obligated to remit payments of transition charges to the servicer less a specified percentage allowance for charge-offs or delinquent customer accounts whose service has been terminated, within 35 days of billing from the servicer, even if the REPs do not collect the charges from retail customers. The charge-off percentage will initially be based on the servicer's system-wide charge-off percentage but will then be recalculated annually for each REP in conjunction with the true-up adjustment process. Each REP's recourse for transition charge payments remitted to the servicer but not collected ultimately from customers will be limited to a credit against future transition charge payments unless the REP and the servicer agree to alternative arrangements, but in no event will the REP have recourse to the Company or the Company's funds for such payments. In the event that the REP does not pay the transition charges to the servicer, the servicer will have the right to collect transition charges directly from those retail customers who receive their electricity bills from a REP and have not paid the REP. REPs will bill most retail customers for the transition charges, and as a result the Company will have to rely on a relatively small number of entities for the collection of the bulk of the transition charges. The servicer will not pay any shortfalls resulting from the failure of any REP to forward transition charge collections. This may adversely affect an investment in transition bonds because:

      o REPs might use more permissive standards in bill collection and credit appraisal than US Holdings historically used, and/or TXU Electric Delivery's affiliated REP uses, with respect to its customers, or might be less effective in billing and collecting. As a result, those REPs may not be as successful in collecting the transition charges as the servicer anticipated when setting the transition charge.

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

      o Any security deposit or other form of credit support made or deposited by a REP may not be sufficient to cover any shortfalls resulting from a failure of that REP to forward transition charges to TXU Electric Delivery as servicer.

      REPs who do not have a long-term unsecured credit rating of at least "BBB-" and "Baa3" (or the equivalent from S&P and Moody's, respectively), will be required to provide (i) a cash deposit, (ii) an affiliate guarantee, surety bond or letter of credit or (iii) some combination of these forms of credit support to the indenture trustee. The amount of such credit support will equal two months' maximum expected collections of transition charges, as determined by the servicer and agreed to by the REP, and any cash deposits will be deposited in a REP security deposit subaccount. Credit support other than cash must be provided by an investment grade entity. Documents representing any other form of credit support will be held by the indenture trustee. Although the indenture trustee will maintain the REP security deposit subaccounts, it will not have an ownership interest in such subaccounts. However, the indenture trustee will have a security interest in the Company's rights with respect to such subaccounts and TXU Electric Delivery, as servicer, has agreed to use its reasonable best efforts to obtain a security agreement from each REP with respect to such REP's security deposit subaccount. In the event that a REP defaults in remitting transition charges, the servicer may direct the indenture trustee to withdraw or seek recourse for the amount of the payment default or, if less, withdraw the full amount of that REP's security deposit from the REP security deposit subaccount or seek full recourse against any other form of credit support provided for deposit into the general subaccount of the applicable series.

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

      Customers Have Limited Experience in Paying the Transition Charges and Paying Through REPs. The transition charges were introduced to customers for the first time beginning with the billing period following the issuance of the first series of transition bonds. As a result, customers may be confused by changes in customer billing and payment arrangements. This confusion may cause the misdirection or delay of collections of transition charges. Generation and related services, including billing and collections, began to be provided by REPs as part of a pilot project in July 2001. All customers in areas of Texas subject to retail electric choice began to receive such services from REPs in January 2002. Given the relatively recent introduction of customer choice, there is limited information available as to how implementation is proceeding. Any problems arising from new and untested systems or any lack of experience on the part of the REPs with customer billing and collections could also cause delays in billing and collecting transition charges. These delays could result in shortfalls in transition charge collections and reduce the value of an investment in transition bonds. As of December 31, 2004, TXU Electric Delivery has not experienced any material problems with respect to its billing and collections of these transition charges from REPs.

       The Introduction of Competition to Metering Services in January 2004 May Produce Unexpected Problems. Since January 2004, a commercial or industrial retail customer may choose to own its own meter or may choose to have its meter owned by a REP, the transmission and distribution utility, or another person authorized by the customer. Until other entities are authorized by the Commission, a transmission and distribution utility will continue to provide metering services relating to the installation and removal of meters, meter maintenance, meter testing and calibration, data collection, and data management, including the transfer of meter data to the settlement agent. ERCOT is required by the Commission's substantive rules to file with the Commission quarterly updates on the operational readiness of the support systems necessary for the Commission to authorize an entity other than the transmission and distribution utility to provide the metering services described in the preceding sentence. Should the Commission allow third parties to perform those metering services in TXU Electric Delivery's service territory, there may be unforeseen problems in converting to the third party's metering system, in taking accurate meter readings and in collecting and processing accurate metering data. Inaccurate metering data may lead to inaccuracies in the calculation and imposition of transition charges and could give rise to disputes between the servicer and REPs regarding payments and payment shortfalls. A shortfall or material delay in collecting transition charges because of the foregoing could result in payments of principal of the transition bonds not being paid according to the expected amortization schedule, lengthening the weighted average life of the transition bonds or payments of principal and interest not being made at all.

       Changes to Billing and Collection Practices May Reduce the Value of An Investment in Transition Bonds. The Financing Order issued to TXU Electric Delivery under the 1999 Restructuring Legislation sets forth the methodology for determining the amount of the transition charges the Company may impose on each customer. The servicer cannot change this methodology without approval from the Commission. However, TXU Electric Delivery, as servicer, may set its own billing and collection arrangements with REPs and with those customers from whom it collects the transition charges directly, provided that these arrangements comply with Commission customer safeguards. For example, to recover part of an outstanding bill, TXU Electric Delivery may agree to extend a REP's or a customer's payment schedule or to write off the remaining portion of the bill including transition charges. Also, TXU Electric Delivery, or a successor to TXU Electric Delivery as servicer, may change billing and collection practices. Any change to billing and collection practices may have an adverse or unforeseen impact on the timing and amount of customer payments and may reduce the amount of transition charge collections and thereby limit the Company's ability to make scheduled payments on the transition bonds. Separately, the Commission may require changes to these practices. Any changes in billing and collection regulation might adversely affect the billing terms and the terms of remittances by REPs to the servicer or make it more difficult for the servicer to collect the transition charges. These changes may adversely affect the value of the transition bonds and their amortization, and, accordingly, their weighted average lives.

       Limits on Rights to Terminate Service May Make it More Difficult to Collect Transition Charges. An important element of an electric utility's policies and procedures relating to credit and collections is the right to terminate or disconnect service on account of nonpayment. The Financing Order provides that the sale of transition property by TXU Electric Delivery includes all rights of TXU Electric Delivery to authorize disconnection of electric service for nonpayment of transition charges. The Financing Order provides that, if the servicer is billing customers for transition charges, the servicer shall have the right to terminate service for nonpayment of transition charges pursuant to the Commission rules. Nonetheless, Texas statutory requirements and the rules and regulations of the Commission, which may change from time to time, regulate and control the right to terminate service. In August 2002, the Commission adopted new rules that significantly changed POLR service. Under the new POLR rules, instead of being transferred to the POLR, non-paying residential and small non-residential customers served by affiliated REPs are subject to disconnection. Non-paying residential and small non-residential customers served by non-affiliated REPs are transferred to the affiliated REP. Non-paying large non-residential customers can be disconnected by any REP if the customer's contract does not preclude it. Thus, within the new POLR framework, the POLR provides electric service only to customers who request POLR service, whose selected REP goes out of business, or who are transferred to the POLR by other REPs for reasons other than non-payment. Effective June 1, 2004, REPs that meet certain conditions will be permitted to request disconnection of non-paying customers. TXU Electric Delivery's affiliated REP and the other REPs may not terminate service to a customer on (1) a weekend day, (2) a day when the previous day's high temperature did not exceed 32 degrees Fahrenheit and is predicted to remain at or below that level for the next 24 hours or (3) a day for which the National Weather Service issues a heat advisory for any county in the service territory, or when a heat advisory has been issued for either of the two prior calendar days. As a result, REPs must provide service to these customers during this period without recouping transition charges from these customers. This could cause a REP to go out of business, which may reduce the amount of transition charge collections available for payments on the transition bonds, although any associated reduction in payments would be factored into the transition charge true-up adjustments.

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

Risks Associated with the Unusual Nature of the Transition Property

      TXU Electric Delivery May Not Recover Transition Charges More Than 15 Years from the Original Issue Date of the Series of Transition Bonds Relating to Those Transition Charges. TXU Electric Delivery, or any successor servicer, is prohibited from recovering transition charges after the fifteenth anniversary of the date of issuance of the related transition bonds, but the Company may continue to recover transition charges incurred during the applicable 15-year period through the use of judicial process. Amounts collected from transition charges imposed for electricity consumed through the fifteenth anniversary of the date of issuance of the related transition bonds, or from credit enhancement funds, may not be sufficient to repay the transition bonds in full. If that is the case, no other funds will be available to pay the unpaid balance due on the transition bonds.

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

Risks Associated with Potential Bankruptcy Proceedings

      The Servicer Will Commingle the Transition Charges with Other Revenues, Which May Obstruct Access to the Transition Charges in Case of the Servicer's Bankruptcy. The servicer does not segregate the transition charges from its general funds. The transition charges are segregated only when the servicer pays them to the indenture trustee and the indenture trustee deposits them to the applicable collection account. The servicer is permitted to remit collections on a monthly basis if TXU Electric Delivery or a successor to TXU Electric Delivery's electric public utility business remains the servicer, no servicer default has occurred, and if:

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

      The 1999 Restructuring Legislation provides that the Company's rights to the transition property are not affected by the commingling of these funds with other funds. In a bankruptcy of a REP, however, a bankruptcy court might rule that federal bankruptcy law takes precedence over the 1999 Restructuring Legislation and does not recognize the Company's right to receive the collected transition charges that are commingled with other funds of a REP as of the date of bankruptcy. If so, the collected transition charges held by a REP prior to or as of the date of bankruptcy would not be available to the Company to pay amounts owing on the transition bonds. In this case, the Company would have only a general unsecured claim against that REP for those amounts. This decision could cause material delays in payment or losses on the transition bonds and could materially reduce the value of an investment in transition bonds, especially with respect to a default by TXU Energy Holdings, the largest REP in TXU Electric Delivery's service territory.

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

      Bankruptcy of TXU Electric Delivery or any Successor Seller Could Result in Losses or Delays in Payments on the Transition Bonds. The 1999 Restructuring Legislation and the Financing Order provide that as a matter of Texas state law:

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

      These four provisions are important to maintaining payments on the transition bonds in accordance with their terms during any bankruptcy of TXU Electric Delivery. In addition, the Company has structured the transaction with the objective of keeping the Company legally separate from TXU Electric Delivery and its affiliates in the event of a bankruptcy of TXU Electric Delivery or any such affiliate.

      A bankruptcy court generally follows state property law on issues such as those addressed by the state law provisions described above. However, a bankruptcy court has authority not to follow state law if it determines that the state law is contrary to a paramount federal bankruptcy policy or interest. If a bankruptcy court in an TXU Electric Delivery bankruptcy refused to enforce one or more of the state property law provisions described above for this reason, the effect of this decision on a beneficial owner of transition bonds might be similar to the treatment to be received in an TXU Electric Delivery bankruptcy if the transition bonds had been issued directly by TXU Electric Delivery.

      The Company has taken steps together with TXU Electric Delivery, as the seller, to reduce the risk that in the event the seller or an affiliate of the seller were to become the debtor in a bankruptcy case, a court would order that the Company's assets and liabilities be substantively consolidated with those of TXU Electric Delivery or an affiliate. These steps include the fact that the Company is a separate special purpose limited liability company, and the Company's organizational documents prevent the Company from commencing a voluntary bankruptcy case without the unanimous affirmative vote of all the Company's managers, including the managers independent of TXU Electric Delivery. Nonetheless, these steps may not be completely effective, and thus if TXU Electric Delivery or an affiliate of the seller were to become a debtor in a bankruptcy case, a court might order that the Company's assets and liabilities be consolidated with those of TXU Electric Delivery or an affiliate. A decision by the bankruptcy court that, despite the separateness of the Company and TXU Electric Delivery, the two companies should be consolidated, would have a similar effect on a beneficial owner of transition bonds. Either decision could cause material delays in payment of, or losses on, the transition bonds and could materially reduce the value of an investment in such bonds. For example:

      o the indenture trustee could be prevented from exercising any remedies against TXU Electric Delivery on an investor's behalf, from recovering funds to repay the transition bonds, from using funds in the accounts under the indenture to make payments on the transition bonds or from replacing TXU Electric Delivery as servicer, without permission from the bankruptcy court;

      o the bankruptcy court could order the indenture trustee to exchange the transition property for other property, which might be of lower value;

      o tax or other government liens on TXU Electric Delivery's property that arose after the transfer of the transition property to the Company might nevertheless have priority over the indenture trustee's lien and might be paid from transition charge collections before payments on the transition bonds;

      o the indenture trustee's lien might not be properly perfected in transition property collections that were commingled with other funds TXU Electric Delivery collected from its customers or REPs prior to or as of the date of TXU Electric Delivery's bankruptcy or commingled in the general funds of TXU Electric Delivery's affiliated REP as of the date of that REP's bankruptcy, or might not be properly perfected in all of the transition property, and the lien could therefore be set aside in the bankruptcy, with the result that the transition bonds would represent only general unsecured claims against TXU Electric Delivery;

      o the bankruptcy court might rule that neither the Company's property interest nor the indenture trustee's lien extends to transition charges in respect of electricity consumed after the commencement of TXU Electric Delivery's bankruptcy case, with the result that the transition bonds would represent only general unsecured claims against TXU Electric Delivery;

      o neither TXU Electric Delivery nor the Company may be obligated to make any payments on the transition bonds during the pendency of the bankruptcy case and/or pay interest accruing after the commencement of the case;

      o TXU Electric Delivery may be able to alter the terms of the transition bonds as part of its plan of reorganization;

      o the bankruptcy court might rule that the transition charges should be used to pay a portion of the cost of providing electric service; or

      o the bankruptcy court might rule that the remedy provisions of the applicable sale agreement are unenforceable, leaving the Company with a claim of actual damages against TXU Electric Delivery that may be difficult to prove.

      Furthermore, if TXU Electric Delivery enters into bankruptcy, it may be permitted to stop acting as servicer and it may be difficult to find a third party to act as servicer. The failure of a servicer to perform its duties or the inability to find a successor servicer may cause payment delays or losses on an investment in transition bonds. Also, the mere fact of a servicer or REP bankruptcy proceeding could have an adverse effect on the resale market for the transition bonds and on the value of the transition bonds.

      The Sale of the Transition Property Could Be Construed as a Financing and Not a Sale in a Case of TXU Electric Delivery's Bankruptcy Which Could Delay or Limit Payment on the Transition Bonds. The 1999 Restructuring Legislation provides that the characterization of a transfer of transition property as a sale or other absolute transfer will not be affected or impaired in any manner by treatment of the transfer as a financing for federal or state tax purposes or financial reporting purposes. The Company and TXU Electric Delivery will treat the transaction as a sale under applicable law, although for financial reporting and federal and state income and franchise tax purposes the transaction is intended to be treated as a financing and not a sale. In the event of a bankruptcy of TXU Electric Delivery, a party in interest in the bankruptcy may assert that the sale of the transition property to the Company was a financing transaction and not a sale or other absolute transfer and that the treatment of the transaction for financial reporting and tax purposes as a financing and not a sale lends weight to that position. In a recent bankruptcy court case involving LTV Steel Company, the debtor obtained an interim emergency motion to use collections from accounts and inventory that it had sold on the grounds that the sales were in fact disguised financings. The circumstances under which the LTV Steel Company ruling would be followed by other courts are not certain. If a court were to adopt reasoning similar to that of the court in the LTV Steel case or were otherwise to characterize the transaction as a financing, the Company would be treated as a secured creditor of TXU Electric Delivery in the bankruptcy proceedings. Although the Company would in that case have a security interest in the transition property, the Company would not likely be entitled to access to the transition charge collections during the bankruptcy and would be subject to the typical risks of a secured creditor in a bankruptcy case, including the possible bankruptcy risks described in the immediately preceding risk factor. As a result, repayment on the transition bonds could be significantly delayed and a plan of reorganization in the bankruptcy might permanently modify the amount and timing of payments to the Company of transition charge collections and therefore the amount and timing of funds available to the Company to make payments on the transition bonds.

      Claims Against TXU Electric Delivery or any Successor Seller May Be Limited in the Event of a Bankruptcy of the Seller. If the seller were to become a debtor in a bankruptcy case, claims, including indemnity claims, by the Company against the seller under the applicable sale agreement and the other documents executed in connection with the applicable sale agreement would be unsecured claims and would be subject to being discharged in the bankruptcy case. In addition, a party in interest in the bankruptcy may request that the bankruptcy court estimate any contingent claims that the Company have against the seller. That party may then take the position that these claims should be estimated at zero or at a low amount because the contingency giving rise to these claims is unlikely to occur. If the seller were to become a debtor in a bankruptcy case and the indemnity provisions of the applicable sale agreement were triggered, a party in interest in the bankruptcy might challenge the enforceability of the indemnity provisions. If a court were to hold that the indemnity provisions were unenforceable, the Company would be left with a claim for actual damages against the seller based on breach of contract principles. The actual amount of these damages would be subject to estimation and/or calculation by the court. The Company cannot give any assurance as to the result if any of the above-described actions or claims were made. Furthermore, the Company cannot give any assurance as to what percentage of their claims, if any, unsecured creditors would receive in any bankruptcy proceeding involving the seller.

      A Bankruptcy of TXU Electric Delivery or Any Successor Seller Would Limit the Remedies Available to the Indenture Trustee. Upon an event of default under the indenture, the 1999 Restructuring Legislation permits the indenture trustee to enforce the security interest in the transition property in accordance with the terms of the indenture. In this capacity, the indenture trustee is permitted to request a Travis County, Texas district court to order the sequestration and payment to bondholders of all revenues arising with respect to the transition property. There can be no assurance, however, that the Travis County, Texas district court would issue this order after a seller bankruptcy in light of the automatic stay provisions of Section 362 of the United States Bankruptcy Code. In that event, the indenture trustee would be required to seek an order from the bankruptcy court lifting the automatic stay to permit this action by the Texas court, and an order requiring an accounting and segregation of the revenues arising from the transition property. There can be no assurance that a court would grant either order.

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

      TXU Electric Delivery's Obligation to Indemnify the Company for a Breach of a Representation or Warranty May Not Be Sufficient to Protect an Investor's Investment. If the seller breaches a representation or warranty in the applicable sale agreement, or the servicer (initially TXU Electric Delivery) breaches a representation or warranty under the applicable servicing agreement, it is obligated to indemnify the Company and the indenture trustee for any liability, obligation, claim, action, suit or payment resulting from that breach, as well as any reasonable costs and expenses incurred. TXU Electric Delivery will not be obligated to repurchase the transition property in the event of a breach of any representation or warranty regarding the transition property, and neither the indenture trustee nor the holders of transition bonds will have the right to accelerate payments on the transition bonds because of such a breach (absent an event of default under the indenture). The sale agreements will provide that any change in the law by legislative enactment, constitutional amendment or voter initiative that renders any of the representations and warranties untrue would not constitute a breach under each sale agreement. TXU Electric Delivery or any successor entity acting as seller or servicer may not have sufficient funds available to satisfy its indemnification obligations to the Company and to the indenture trustee; therefore TXU Electric Delivery may not be able to pay investors amounts owing on the transition bonds in full. If TXU Electric Delivery becomes obligated to indemnify holders of transition bonds, the ratings on the transitions bonds will likely be downgraded since holders of transition bonds will be unsecured creditors of TXU Electric Delivery with respect to any of these indemnification amounts. TXU Electric Delivery will not indemnify any person for any liability, obligation, claim, action, suit or payment resulting solely from a downgrade in the ratings on the transition bonds.

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

      An Investor Might Receive Principal Payments Later, or Earlier, Than Expected. The amount and the rate of collection of transition charges that TXU Electric Delivery will collect from each customer class will partially depend on actual electricity usage and the amount of collections and write-offs for that customer class. The amount and the rate of collection of transition charges, together with the transition charge adjustments described above, will generally determine whether there is a delay in the scheduled repayments of transition bond principal. If TXU Electric Delivery collects transition charges at a slower rate than expected from any customer class or REP, it may have to request adjustments to the transition charges. If those adjustments are not timely and accurate, investors may experience a delay in payments of principal and interest or a material decrease in the value of their investment. If there is an acceleration of the transition bonds before maturity, all classes will be paid pro rata, therefore some classes may be paid earlier than expected and some classes may be paid later than expected.

      Technological Change May Make Alternative Energy Sources More Attractive. The continuous process of technological development may result in the introduction for an increasing number of retail consumers of economically attractive alternatives to purchasing electricity through TXU Electric Delivery's distribution facilities. Previously, only the largest industrial and institutional users with large process steam requirements could use cogeneration or self-generation installations cost-effectively. However, manufacturers of self-generation facilities continue to develop smaller-scale, more fuel-efficient generating units which can be cost-effective options for retail consumers with smaller electric energy requirements. If such facilities have rated capacities of 10 megawatts or less, consumers that rely on such facilities do not generally have to pay transition charges under provisions of the 1999 Restructuring Legislation. Consumers may avoid a portion of their overall transition charge bill by installing new on-site generation of over 10 megawatts that reduces consumption through TXU Electric Delivery's transmission and distribution system up to 12.5%. Technological developments may allow greater numbers of retail consumers to avoid transition charges under such provisions, which may reduce the total number of retail consumers from which transition charges will be collected. A reduction in the number of payers of transition charges could result in delays or a failure to make payments of interest on and principal of the transition bonds.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Member of
TXU Electric Delivery Transition Bond Company:

We have audited the accompanying balance sheets of TXU Electric Delivery Transition Bond Company LLC (the "Company") as of December 31, 2004 and 2003 and the related statements of income and cash flows for the two years in the period ended December 31, 2004, and the related statements of member's equity for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2004 and 2003, and the results of its operations and cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.


/s/ DELOITTE & TOUCHE LLP


Dallas, Texas
March 29, 2005

                TXU ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC
                              STATEMENTS OF INCOME



                                                                               Year Ended                 Year Ended
                                                                              December 31,               December 31,
                                                                                  2004                       2003
                                                                              -------------              --------------
Operating revenues:
     Transition charge revenue...............................                 $106,395,814                $19,461,574
     Investment income.......................................                      317,460                     20,819
                                                                              ------------                -----------
       Total operating revenues..............................                  106,713,274                 19,482,393
                                                                              ------------                -----------
Operating expenses:
     Interest expense........................................                   41,454,452                  7,777,756
     Amortization of transition property.....................                   47,911,024                  5,748,164
     Over-recovery of transition charges.....................                   16,657,167                  5,770,918
     Servicing fees, administrative and general expenses.....                      690,631                    185,555
                                                                              ------------                -----------
       Total operating expenses..............................                  106,713,274                 19,482,393
                                                                              ------------                -----------
Net income...................................................                 $         --                $        --
                                                                              ============                ===========

See Notes to Financial Statements

                TXU ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC
                            STATEMENTS OF CASH FLOWS



                                                                   Year Ended December 31,
                                                               --------------------------------
                                                                   2004                 2003
                                                               -----------           ----------
Cash flows - operating activities:
     Net income.......................................          $        --       $         --
     Adjustments to reconcile net income to cash
       provided by operating activities:
          Amortization of transition property.........           47,911,024          5,748,164
          Over-recovery of transition charges.........           16,657,167          5,770,918
     Changes in operating assets......................          (11,532,312)        (7,486,087)
     Changes in operating liabilities.................            5,762,674          8,372,923
                                                                -----------       ------------
          Cash provided by operating activities.......           58,798,553         12,405,917
                                                                -----------       ------------
Cash flows - financing activities:
     Proceeds from issuance of  Transition Bonds......          789,777,000        500,000,000
     Equity contribution from member (parent).........            3,948,885         12,500,000
     Repayment of Transition Bonds....................          (32,040,361)                 -
                                                               ------------       ------------
          Cash provided by financing activities.......          761,685,524        512,500,000
                                                               ------------       ------------

Cash flows - investing activities:
     Purchase of transition property..................         (789,777,000)      (500,000,000)
     Deposit of restricted funds......................          (30,707,077)       (24,904,917)
                                                               ------------       ------------
          Cash used in investing activities...........         (820,484,077)      (524,904,917)
                                                               ------------       ------------

     Net increase in cash and cash equivalents...........                --              1,000
     Cash and cash equivalents, beginning of period......             1,000                 --
                                                               ------------       -------------
     Cash and cash equivalents, end of period............      $      1,000       $      1,000
                                                               ============       ============

                TXU ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC
                                 BALANCE SHEETS




                                                                                    December 31,     December 31,
                                                                                       2004               2003
                                                                                   -------------     ------------
                                    ASSETS
   Current assets:
     Cash and cash equivalents.........................................           $        1,000    $       1,000
     Restricted cash...................................................               42,732,370       12,392,207
     Transition charge receivable:
       Affiliated REPs.................................................               12,622,632        5,581,423
       Nonaffiliated REPs..............................................                6,396,766        1,905,664
                                                                                   -------------    -------------
       Total current assets............................................               61,752,768       19,880,294
   Investments:
     Restricted funds held in trust....................................               12,879,625       12,512,711
     Transition property, net of accumulated amortization
       of $53,659,188 and $5,748,164...................................            1,236,117,812      494,251,836
                                                                                  --------------    -------------
       Total assets....................................................           $1,310,750,205    $ 526,644,841

                        LIABILITIES AND MEMBER'S EQUITY

   Current liabilities:
     Long-term debt due currently......................................            $  90,305,053    $  22,543,239
     Accounts payable - affiliate......................................                  181,162          169,793
     Accrued interest..................................................               12,316,572        7,777,756
     Other current liabilities.........................................                1,637,863          425,374
                                                                                  --------------    -------------
       Total current liabilities.......................................              104,440,649       30,916,162
   Transition bonds....................................................            1,167,431,586      477,456,761
   Regulatory liability................................................               22,428,085        5,770,918
                                                                                  --------------    -------------
       Total liabilities...............................................            1,294,300,320      514,143,841
   Member's equity.....................................................               16,449,885       12,501,000
                                                                                  --------------    -------------
       Total liabilities and member's equity...........................           $1,310,750,205    $ 526,644,841
                                                                                  ==============    =============

See Notes to Financial Statements

                TXU ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

                          STATEMENTS OF MEMBER'S EQUITY





Member's Equity December 31, 2002......................         $       1,000
Equity contribution from parent -  August 2003.........             6,346,154
Equity contribution from parent - December 2003........             6,153,846
                                                                -------------
     Member's equity December 31, 2003.................            12,501,000
Equity contribution from parent - June 2004............             3,948,885
                                                                -------------
Member's Equity December 31, 2004......................         $  16,449,885
                                                                =============
See Notes to Financial Statements.

                TXU ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

                          NOTES TO FINANCIAL STATEMENTS



1.       BUSINESS AND BASIS OF PRESENTATION

      Business - The Company is a bankruptcy remote special purpose Delaware limited liability company, wholly-owned by TXU Electric Delivery. TXU Electric Delivery is a wholly-owned subsidiary of US Holdings, which is a wholly-owned subsidiary of TXU Corp. TXU Electric Delivery is a regulated electricity transmission and distribution company, principally engaged in providing delivery services to REPs that sell electricity in the north-central, eastern and western parts of Texas.

      The Company was organized in November 1999 for the limited purposes of issuing bonds and purchasing and owning transition property (as defined in the 1999 Restructuring Legislation) acquired from TXU Electric Delivery. Transition property represents the irrevocable right to impose, collect and receive transition charges in an amount sufficient to pay the interest, fees, and expenses associated with the transition bonds, and the aggregate principal amount of the transition bonds. For legal purposes, the transition property has been sold to the Company by TXU Electric Delivery. The Company had no operations until August 2003. In connection with the acquisition of the transition property, the Company:

       o  registered and issued transition bonds,
       o pledged its interest in the transition property and other transition bond collateral to secure the transition bonds,
       o  has agreed to make debt service payments on the transition bonds, and
       o has agreed to perform other activities that are necessary, suitable or convenient to accomplish these purposes.

      The Company is structured and is operated in a manner such that in the event of bankruptcy proceedings against TXU Electric Delivery, the assets of the Company will not be consolidated into the bankruptcy estate of TXU Electric Delivery. TXU Electric Delivery is not the owner of the transition property described herein, and the assets of the Company are not available to pay creditors of TXU Electric Delivery or any of its affiliates.

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

      Revenue Recognition -- Transition charges are billed to REPs by TXU Electric Delivery, as servicer, on behalf of the Company. These transition charges are recorded as revenue by the Company. Transition charges are recognized when delivery services are provided to customers on the basis of periodic cycle meter readings and include an estimated accrual for the transition charge from the meter reading date to the end of the period. The accrued transition charge is based on actual daily billings for the most recent metered period applied to the number of unmetered days through the end of the period.

      Amortization -- The transition property acquired from TXU Electric Delivery is amortized over the life of the transition bonds based on principal payments over the life of the transition bonds.

      Investment Income -- The Company earns investment income on funds held by the indenture trustee, including the indenture trustee reserve established to cover any future trustee fees and expenses associated with the transition bonds. These funds held by the trustee are invested as allowed by the indenture. Investment income on transition charge collections is recognized as earned and serves to increase the over-recovery of transition charges by a corresponding amount since it will be used to make payments on the transition bonds.

      Income and Other Taxes -- The Company is organized as a single-member limited liability company and will not be subject to United States federal income tax as an entity separate from TXU Electric Delivery. In addition, the Company's receipt of transition property, transition charges and short-term earnings from investments of the transition charges will not be subject to state and local tax. Accordingly, there is no provision for federal, state or local taxes.

      Comprehensive Income-- There are no other components of comprehensive income besides net income.

3.       RELATED PARTY TRANSACTIONS

      Pursuant to administration and servicing agreements between the Company and TXU Electric Delivery, TXU Electric Delivery furnishes to the Company, at a fixed fee per year, billing, payment processing, collection, clerical, secretarial and other accounting services, which are reflected as administrative and general expenses in the income statement.The Company's expense for servicing and administration fees earned by TXU Electric Delivery totaled $636,479 and $169,793 for the years ended December 31, 2004 and 2003, respectively.

      During the twelve months ended December 31, 2004 and 2003, transition charges billed to TXU Energy Holdings, which are reflected in revenue, totaled $70,309,612 and $14,177,528, respectively. The balance of accounts receivable due from TXU Energy Holdings was $12,622,632 as of December 31, 2004 and $5,581,423 as of December 31, 2003.

4.       TRANSITION BONDS

Long-term Debt -- At December 31, 2004 and December 31, 2003, the Company's long-term debt consisted of the following:

                                                                                                   December 31,   December 31,
                                                                                                        2004            2003
                                                                                                  --------------  --------------

    2.260% Fixed Series 2003 Bonds due in semi-annual installments through February 15, 2007....   $ 80,456,761  $103,000,000
    4.030% Fixed Series 2003 Bonds due in semi-annual installments through February 15, 2010....    122,000,000   122,000,000
    4.950% Fixed Series 2003 Bonds due in semi-annual installments through February 15, 2013....    130,000,000   130,000,000
    5.420% Fixed Series 2003 Bonds due in semi-annual installments through August 15, 2015......    145,000,000   145,000,000
    3.520% Fixed Series 2004 Bonds due in semi-annual installments through November 15, 2009....    269,502,878             -
    4.810% Fixed Series 2004 Bonds due in semi-annual installments through November 15, 2012....    221,000,000             -
    5.290% Fixed Series 2004 Bonds due in semi-annual installments through May 15, 2016.........    289,777,000             -
                                                                                                 --------------  ------------
        Total...................................................................................  1,257,736,639   500,000,000

    Less amount due currently...................................................................     90,305,053    22,543,239
                                                                                                 --------------   -----------
    Total Long-Term Debt........................................................................ $1,167,431,586   $477,456,761
                                                                                                 ==============   ============

      The transition property sold to the Company is pledged as collateral for the bonds, as well as restricted cash in the capital subaccount at December 31, 2004 of $2,786,476. Collections of transition charges will be used to pay the principal, interest and associated costs of the transition bonds. The Company is required to maintain restricted cash pledged as collateral for the bonds in an amount equal to 0.5% of the initial aggregate principal amount of bonds outstanding. Should the transition charges collected through the specified payment dates listed above not provide adequate funds to make the scheduled payments of principal and interest, the transition charges can continue to be collected for approximately two years before the bond goes into default for non-payment.

      Maturity requirements for the years 2005 through 2009 and thereafter under long-term debt instruments outstanding at December 31, 2004, were as follows:

Year
2005 ...........................................           $  90,305,053
2006 ...........................................              93,096,974
2007 ...........................................              96,548,577
2008 ...........................................              99,433,391
2009 ...........................................             103,243,823
Thereafter......................................             775,108,821
                                                          --------------
     Total......................................          $1,257,736,639
                                                          ==============

      The fair value of the outstanding transition bonds was approximately $1,281,000,000 as of December 31, 2004 and approximately $516,000,000 as of
December 31, 2003.

      Financial Covenants -- The terms of the indenture contain financial covenants that require maintenance of specified collateral deposits in proportion to the aggregate principal amount of the bonds outstanding. As of December 31, 2004, the Company was in compliance with such covenants.

5.       MEMBER'S INTEREST

      Upon the issuance of the second series of transition bonds in June 2004, TXU Electric Delivery was required to contribute $3,948,885 to the capital subaccount, pledged as collateral for that series of transition bonds.


                             TXU Electric Delivery Transition Bond Company LLC Exhibits to 2004 Form 10-K

                                                                                                       APPENDIX B

                                          As
  Exhibits                             Exhibit
(23)           Consent of Experts
23                                                 --   Consent of Deloitte & Touche, LLP,  Independent  Auditors
                                                        for TXU Electric Delivery Transition Bond Company LLC.

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

(99)                                                    Additional Exhibits.

99(a)(1)                                           --    Monthly Servicer Report  (Series 2004-1 for October 2004)

99(a)(2)                                           --    Monthly Servicer Report  (Series 2004-1 for November 2004)

99(a)(3)                                           --    Monthly Servicer Report (Series 2004-1 for December 2004)

99(a)(4)                                           --    Monthly  Servicer Report (Series 2003-1 for October 2004)

99(a)(5)                                           --    Monthly Servicer Report (Series 2003-1 for November 2004)

99(a)(6)                                           --    Monthly Servicer Report (Series 2003-1 for December 2004)

99(b)                                              --    Statement of Balances as of December 31, 2004

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

99(d)                                              --    Interim True-up of Transition Charges

99(e) (1)                                          --    Statement of Outstanding Bond Balances Series 2003-1

99(e) (2)                                          --    Statement of Outstanding Bond Balances Series 2004-1

99(f)                                              --    Semi-Annual Servicer's Certificate


*   Incorporated herein by reference.