Form 10-Q
period 2005-03-31
TXU ELECTRIC DELIVERY TRANSITION BOND CO LLC
filed 2005-05-13
CIK 1100179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

— OR —

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-91935

TXU Electric Delivery Transition Bond Company LLC

(Exact Name of Registrant as Specified in its Charter)

A Delaware Limited Liability Company	75-2851358
(State of Organization)	(I.R.S. Employer Identification No.)

500 N Akard Street, Dallas, TX 75201	(214) 486-2000
(Address of Principal Executive Offices)(Zip Code)	(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 12, 2005, all outstanding membership interests in TXU Electric Delivery Transition Bond Company LLC were held by TXU Electric Delivery Company.

TXU Electric Delivery Transition Bond Company LLC meets the conditions set forth in General Instructions (H) (1) (a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format.

Periodic reports on Form 10-K and Form 10-Q and current reports on Form 8-K that contain financial information of TXU Electric Delivery Transition Bond Company LLC will be made available to the public, free of charge, on the TXU Electric Delivery Company website at http://www.txuelectricdelivery.com, shortly after they have been filed with the Securities and Exchange Commission. TXU Electric Delivery Transition Bond Company LLC will provide copies of current reports not posted on the website upon request. The information on TXU Corp.’s website shall not be deemed a part of, or incorporated by reference into, this report on Form 10-Q.

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

1999 Restructuring Legislation	legislation that restructured the electric utility industry in Texas to provide for retail competition

2004 Form 10-K	TXU Electric Delivery Transition Bond Company’s Annual Report on Form 10-K for the year ended December 31, 2004

Commission	Public Utility Commission of Texas

Company	TXU Electric Delivery Transition Bond Company LLC, a wholly-owned bankruptcy remote financing subsidiary of TXU Electric Delivery Company

ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the regional reliability coordinator of the various electricity systems within Texas

FASB	Financial Accounting Standards Board, the designated organization in the private sector for establishing standards for financial accounting and reporting

Financing Order	the financing order issued by the Commission on August 5, 2002 to Electric Delivery, its successors and assignees that provide transmission and distribution service

Moody’s	Moody’s Investors Services, Inc.

REP	retail electric provider

S&P	Standard & Poor’s, a division of the McGraw Hill Companies

Settlement Plan	regulatory settlement plan that received final approval by the Commission in January 2003

SFAS 71	Statement of Financial Accounting Standards No. 71, “Accounting for the Effect of Certain Types of Regulation”

TXU Electric Delivery	refers to TXU Electric Delivery Company, a subsidiary of US Holdings, or Electric Delivery and its consolidated bankruptcy remote financing subsidiary, TXU Electric Delivery Transition Bond Company LLC, depending on context

TXU Energy Holdings	refers to TXU Energy Company LLC, a subsidiary of US Holdings, and/or its consolidated subsidiaries, depending on context

US GAAP	accounting principles generally accepted in the United States of America

US Holdings	TXU US Holdings Company, a subsidiary of TXU Corp.

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TXU ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Operating revenues:
Transition charge revenue	$32,535,218	$14,029,240
Investment income	250,783	29,636

Total operating revenues	32,786,001	14,058,876

Operating expenses:
Interest expense	14,060,728	5,304,002
Amortization of transition property	21,405,972	5,657,918
Over/(Under) recovery of transition charges	(3,009,692)	2,969,922
Servicing fees, administrative and general expenses	207,472	127,034

Total operating expenses	32,664,480	14,058,876

Net income	$121,521	$—

See Notes to Financial Statements

TXU ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows – operating activities:
Net income	$121,521	$—
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of transition property	21,405,973	5,657,918
Over/(Under)-recovery of transition charges	(3,009,692)	2,969,922
Changes in operating assets	1,028,682	(1,310,161)
Changes in operating liabilities	3,743,003	(5,049,370)

Cash provided by operating activities	23,289,487	2,268,309

Cash flows – financing activities:
Repayment of debt	(20,514,532)	(7,693,695)

Cash used in financing activities	(20,514,532)	(7,693,695)

Cash flows – investing activities:
Deposit of restricted funds	(2,774,955)	5,425,386

Cash provided by (used in) investing activities	(2,774,955)	5,425,386

Net increase in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	1,000	1,000

Cash and cash equivalents, end of period	$1,000	$1,000

See Notes to Financial Statements

TXU ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$1,000	$1,000
Restricted cash	45,867,758	42,732,370
Accounts receivable - affiliate	121,521	—
Transition charge receivable:
Affiliates	11,415,705	12,622,632
All other	6,453,490	6,396,766

Total current assets	63,859,474	61,752,768
Investments:
Restricted funds held in trust	12,519,192	12,879,625
Transition property, net of accumulated amortization of $75,065,160 and $53,659,188	1,214,711,839	1,236,117,812

Total assets	$1,291,090,505	$1,310,750,205

LIABILITIES AND MEMBER’S EQUITY

Current liabilities:
Long-term debt due currently	$90,727,323	$90,305,053
Accounts payable - affiliate	120,044	181,162
Accrued interest	15,862,839	12,316,572
Other current liabilities	1,895,716	1,637,862

Total current liabilities	108,605,922	104,440,649
Transition bonds	1,146,494,784	1,167,431,586
Regulatory liability	19,418,393	22,428,085

Total liabilities	1,274,519,099	1,294,300,320
Member’s equity	16,571,406	16,449,885

Total liabilities and member’s equity	$1,291,090,505	$1,310,750,205

See Notes to Financial Statements

TXU ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS

Business – The Company is a bankruptcy remote special purpose Delaware limited liability company, wholly-owned by TXU Electric Delivery. TXU Electric Delivery is a wholly-owned subsidiary of US Holdings, which is a wholly-owned subsidiary of TXU Corp. TXU Electric Delivery is a regulated electricity transmission and distribution company, principally engaged in providing delivery services to REPs that sell electricity in the north-central, eastern and western parts of Texas.

The Company was organized in November 1999 for the limited purposes of issuing transition bonds and purchasing and owning transition property (as defined in the 1999 Restructuring Legislation) acquired from TXU Electric Delivery. Transition property represents the irrevocable right to impose, collect and receive transition charges in an amount sufficient to pay the interest, fees, and expenses associated with the transition bonds, and the aggregate principal amount of the transition bonds. For legal purposes, the transition property has been sold to the Company by TXU Electric Delivery. The Company had no operations until August 2003. In connection with the acquisition of the transition property, the Company:

•	registered and issued transition bonds,

•	pledged its interest in the transition property and other transition bond collateral to secure the transition bonds,

•	has agreed to make debt service payments on the transition bonds, and

•	has agreed to perform other activities that are necessary, suitable or convenient to accomplish these purposes.

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

Basis of Presentation — The financial statements of the Company have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in its 2004 Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein.

2. RELATED PARTY TRANSACTIONS

Pursuant to administration and servicing agreements between the Company and TXU Electric Delivery, TXU Electric Delivery furnishes to the Company, at a fixed fee per year, billing, payment processing, collection, clerical, secretarial and other accounting services, which are reflected as administrative and general expenses in the income statement. The Company’s expense for servicing and administration fees earned by TXU Electric Delivery totaled $193,805 and $115,491 for the three months ended March 31, 2005 and 2004, respectively.

During the three months ended March 31, 2005 and 2004, transition charges billed to TXU Energy Holdings, which are reflected in revenue, totaled $19,719,115 and $9,991,996, respectively. The balance of accounts receivable due from TXU Energy Holdings was $11,415,705 as of March 31, 2005 and $12,622,632 as of December 31, 2004.

In April 2005, TXU Electric Delivery, as servicer of the second series of transition bonds, requested that TXU Energy Holdings, a REP that is billed transition charges by TXU Electric Delivery, pay a portion of its then outstanding transition charges related to the second series of transition bonds early in an amount sufficient to cover the expected deficiency. Although not required to make such early payment, TXU Energy Holdings agreed to make an early payment of approximately $2 million. TXU Energy Holdings made this early payment with no compensation from either TXU Electric Delivery or the Company. As a result, the scheduled payment of principal and interest will be made in full and, following the payment, the capital subaccount will have a remaining balance of approximately $200,000. Although TXU Energy Holdings agreed to make an early payment of its outstanding transition charges, there can be no assurance that TXU Energy Holdings would agree to make another early payment. Also see Note 3 for discussion of the interim true-up adjustment.

The Company receives interest income with respect to its indenture trustee reserve account. Periodically, the Company intends to distribute, in the form of a dividend, all interest income earned on the indenture trustee reserve account to TXU Electric Delivery.

3. FINANCING ARRANGEMENTS

Long-term Debt — At March 31, 2005 and December 31, 2004, the Company’s long-term debt consisted of the following:

	March 31, 2005	December 31, 2004
2.260% Fixed Series 2003 Bonds due in bi-annual installments through February 15, 2007	$59,942,229	$80,456,761
4.030% Fixed Series 2003 Bonds due in bi-annual installments through February 15, 2010	122,000,000	122,000,000
4.950% Fixed Series 2003 Bonds due in bi-annual installments through February 15, 2013	130,000,000	130,000,000
5.420% Fixed Series 2003 Bonds due in bi-annual installments through August 15, 2015	145,000,000	145,000,000
3.520% Fixed Series 2004 Bonds due in bi-annual installments through November 15, 2009	269,502,878	269,502,878
4.810% Fixed Series 2004 Bonds due in bi-annual installments through November 15, 2012	221,000,000	221,000,000
5.290% Fixed Series 2004 Bonds due in bi-annual installments through May 15, 2016	289,777,000	289,777,000

Total	1,237,222,107	1,257,736,639

Less amount due currently	90,727,323	90,305,053

Total Long-Term Debt	$1,146,494,784	$1,167,431,586

The transition property sold to the Company is pledged as collateral for the bonds, as well as restricted cash in the capital sub-account at March 31, 2005 of $2,501,578. Collections of transition charges will be used to pay the principal, interest and associated costs of the transition bonds. The Company is required to maintain restricted cash pledged as collateral for the bonds in an amount equal to 0.5% of the initial aggregate principal amount of bonds outstanding. Should the transition charges collected through the specified payment dates listed above not provide adequate funds to make the scheduled payments of principal and interest, the transition charges can continue to be collected for approximately two years before the bond goes into default for non-payment.

Interim true-up — In the November 2004 interim true-up adjustment for the second series of transition bonds, TXU Electric Delivery, in its role as servicer of the second series of transition bonds, made an error in the calculation of the transition charges applicable to the Large General Service Secondary class of customers. This error was clerical in nature and resulted in the wrong number of forecasted kilowatt-hours for this particular rate class for the applicable period. The result of the error is that the transition charges currently being billed for this customer class are lower than required to meet the May 16, 2005 scheduled principal payment on the second series of bonds (even considering the amount currently in the capital subaccount for that series of transition bonds, which will be used to help meet the scheduled payment). In April 2005, TXU Electric Delivery, as servicer of the second series of transition bonds, requested that TXU Energy Holdings, a REP that is billed transition charges by TXU Electric Delivery, pay a portion of its then outstanding transition charges related to the second series of transition bonds early in an amount sufficient to cover the expected deficiency. Although not required to make such early payment, TXU Energy Holdings agreed to make an early payment of approximately $2 million. TXU Energy Holdings made this early payment with no compensation from either

TXU Electric Delivery or the Company. As a result, the scheduled payment of principal and interest will be made in full and, following the payment, the capital subaccount will have a remaining balance of approximately $200,000. Although TXU Energy Holdings agreed to make an early payment of its outstanding transition charges, there can be no assurance that TXU Energy Holdings would agree to make another early payment.

In the case of such an error in an interim true-up adjustment, the Financing Order requires that the error be corrected in the next available true-up adjustment. The next available true-up adjustment for the second series of transition bonds is the annual true-up adjustment, which TXU Electric Delivery will file, as required, in May 2005. Any deficiency in the capital subaccount, will be taken into consideration in the annual true-up adjustment and the transition charges will be set such that, based on the then current forecast of customer usage, sufficient funds will be collected to meet the scheduled principal and interest payments in November 2005 and May 2006, and replenish the capital subaccount to its required level by May 2006. The error had no impact on the Company’s financial statements.

4. MEMBER’S INTEREST

Upon the issuance of the second series of transition bonds in June 2004, TXU Electric Delivery was required to contribute $3,948,885 to the capital subaccount, pledged as collateral for that series of transition bonds. This was in addition to the $2,500,000 that TXU Electric Delivery contributed to the capital subaccount for the first series of transition bonds issued in 2003.

The following table presents the changes in Member’s Interest for the three months ended March 31, 2005:

Total Member’s Interest
Balance at December 31, 2004	$16,449,885

Net income	121,521

Balance at March 31, 2005	$16,571,406

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TXU Electric Delivery Transition Bond Company LLC:

We have reviewed the accompanying condensed balance sheet of TXU Electric Delivery Transition Bond Company LLC (the “Company”) as of March 31, 2005, and the related condensed statements of income and cash flows for the three-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the balance sheet of the Company as of December 31, 2004, and the related statements of income, cash flows and member’s equity for the year then ended (not presented herein); and in our report dated March 29, 2005, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2004, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas

May 12, 2005

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company was organized in November 1999 for the limited purposes of issuing transition bonds and purchasing and owning transition property (as defined in the 1999 Restructuring Legislation) acquired from TXU Electric Delivery. For legal purposes, the transition property has been sold to the Company by TXU Electric Delivery. The Company had no operations until August 2003. In connection with the acquisition of the transition property, the Company:

•	registered and issued transition bonds,

•	pledged its interest in the transition property and other transition bond collateral to secure the transition bonds,

•	has agreed to make debt service payments on the transition bonds, and

•	has agreed to perform other activities that are necessary, suitable or convenient to accomplish these purposes.

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

RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations for the Company do not present period-to-period comparisons for the quarter results due to the noncomparability of the periods presented. Three month ended results for 2004 contained only three months of activity for the first series of transition bonds while the three month ended results for 2005 contained three months of activity for both series of transition bonds.

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

TXU Electric Delivery used the net proceeds from the sale of transition property in connection with the issuance of the transition bonds to retire portions of its debt and equity. The transition bonds have interest rates ranging from 2.26% to 5.42% and scheduled final payment dates ranging from 2007 through 2016.

TXU Electric Delivery, on behalf of the Company, bills REPs transition charges approved by the Commission to collect the funds needed to make scheduled payments, including principal, interest, associated fees and expenses, and funding of the over-collateralization subaccount, on the transition bonds. During the three months ended March 31, 2005, operating revenues of $32,786,001 included a charge of $562,785 for accrued net unbilled revenues, as well as $250,783 of interest income on those funds collected.

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

In the November 2004 interim true-up adjustment for the second series of transition bonds, TXU Electric Delivery, in its role as servicer of the second series of transition bonds, made an error in the calculation of the transition charges applicable to the Large General Service Secondary class of customers. This error was clerical in nature and resulted in the wrong number of forecasted kilowatt-hours for this particular rate class for the applicable period. The result of the error is that the transition charges currently being billed for this customer class are lower than required to meet the May 16, 2005 scheduled principal payment on the second series of bonds (even considering the amount currently in the capital subaccount for that series of transition bonds, which will be used to help meet the scheduled payment). In April 2005, TXU Electric Delivery, as servicer of the second series of transition bonds, requested that TXU Energy Holdings, a REP that is billed transition charges by TXU Electric Delivery, pay a portion of its then outstanding transition charges related to the second series of transition bonds early in an amount sufficient to cover the expected deficiency. Although not required to make such early payment, TXU Energy Holdings agreed to make an early payment of approximately $2 million. TXU Energy Holdings made this early payment with no compensation from either TXU Electric Delivery or the Company. As a result, the scheduled payment of principal and interest will be made in full and, following the payment, the capital subaccount will have a remaining balance of approximately $200,000. Although TXU Energy Holdings agreed to make an early payment of its outstanding transition charges, there can be no assurance that TXU Energy Holdings would agree to make another early payment.

In the case of such an error in an interim true-up adjustment, the Financing Order requires that the error be corrected in the next available true-up adjustment. The next available true-up adjustment for the second series of transition bonds is the annual true-up adjustment, which TXU Electric Delivery will file, as required, in May 2005. Any deficiency in the capital subaccount, will be taken into consideration in the annual true-up adjustment and the transition charges will be set such that, based on the then current forecast of customer usage, sufficient funds will be collected to meet the scheduled principal and interest payments in November 2005 and May 2006, and replenish the capital subaccount to its required level by May 2006.

As of March 31, 2005, the balance in the capital subaccount for the first series of transition bonds was $1,073,732 versus the required level of $2,500,000 and for the second series of transition bonds was $1,427,846 versus the required level of $3,948,885.

The Company accrues interest on the outstanding aggregate principal amount of both series of transition bonds. For the three months ended March 31, 2005 and 2004, interest expense totaled $14,060,728 and $5,304,002, respectively.

The Company also amortizes the transition property based on principal payments over the life of the bonds. Such amortization for the three months ended March 31, 2005 and 2004 was $21,405,972 and $5,657,918, respectively.

To the extent revenues are greater or less than the total of interest expense, amortization of the transition property and other fees and expenses, the company records an increase or decrease to expense for over/under-recovery of transition charges. For the three months ended March 31, 2005, the Company recorded an under-recovery of transition charge expense and an offsetting reduction to the regulatory liability in the amount of $3,009,692. For the three months ended March 31, 2004, the Company recorded an over recovery of transition charges expense in the amount of $2,969,922.

Servicing and administration fees paid and accrued to TXU Electric Delivery totaled $193,805 for the three months ended March 31, 2005 and $115,491 for the three months ended March 31, 2004.

Upon the issuance of the second series of transition bonds in 2004, TXU Electric Delivery was required to contribute $3,948,885 to the capital subaccount, pledged as collateral for that series of transition bonds. This was in addition to the $2,500,000 that TXU Electric Delivery contributed to the capital subaccount for the first series of transition bonds issued in 2003.

During the three months ended March 31, 2005, one scheduled principal payment of $20,514,532 was made on the transition bonds. Cash flows from operating activities provided $23,289,487 after payment of expenses and interest associated with the transition bonds.

FINANCING ACTIVITIES

The Company’s financial needs are limited to issuance of the transition bonds. There is no provision to allow for any other borrowings.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — The terms of the indenture contain financial covenants that require maintenance of specified collateral deposits in proportion to the aggregate principal amount of the bonds outstanding. As of March 31 2005, the Company was in compliance with such covenants.

CHANGES IN ACCOUNTING STANDARDS

There were no changes in accounting standards that affected the Company’s financial position or results of operations.

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

•	the related transition property, including the irrevocable right to impose, collect and receive the related transition charges from customers and to adjust the transition charges at least annually;

•	available funds on deposit in the applicable trust accounts held by the indenture trustee;

•	contractual rights under the applicable sale agreement, the applicable servicing agreement and other applicable contracts for such series; and

•	any other credit enhancements described in the applicable prospectus supplement related to such series of transition bonds.

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

On December 31, 2001, a Settlement Plan was filed on behalf of US Holdings, which, among other things, resolved all issues related to US Holdings’ stranded cost recovery and securitization of TXU Electric Delivery’s regulatory assets. On August 5, 2002, the Commission issued the Financing Order, pursuant to the Settlement Plan, authorizing the issuance of transition bonds relating to recovery of TXU Electric Delivery’s regulatory assets. The Commission’s order approving the Settlement Plan and the Financing Order were appealed by certain nonsettling parties to the Travis County, Texas District Court in August 2002. In January 2003, US Holdings concluded a settlement of these appeals, and they were dismissed. Thus, the settlement became final.

A portion of the 1999 Restructuring Legislation was challenged in Texas state court. This portion of the 1999 Restructuring Legislation was upheld and is no longer subject to appeal, as is discussed below. Notwithstanding the Texas state court’s decision, a future Texas state or federal court decision might overturn the 1999 Restructuring Legislation or the Financing Order. Because the securitization financing is a creation of statute, any alteration affecting the validity of the relevant underlying legislative provisions could directly impact the transition bonds. For example, if the provisions that create transition property were invalidated, the validity of the principal assets securing the transition bonds could be eliminated. As another example, if the provisions that allow for the transition charge true-up adjustment process were invalidated, the servicer could be prevented from ensuring that sufficient funds are deposited with the indenture trustee for the scheduled payments on the transition bonds. If an invalidation of any relevant underlying legislative provision or Financing Order provision occurs, some or all of the investment in the transition bonds may be lost or delays may be experienced in recovering the investment. The 1999 Restructuring Legislation or any of its provisions, including the provisions relating to securitization, may be directly contested in courts or otherwise become the subject of litigation.

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

If in the future a state or federal court were to determine that the relevant provisions of the 1999 Restructuring Legislation or the Financing Order are unlawful or invalid, that decision could adversely affect the validity of the transition bonds or the Company’s ability to make payments on the transition bonds. In that case, a loss on or delay in recovery of the investment in the transition bonds may be experienced. If the 1999 Restructuring Legislation is overturned, the limitation on appealing the Financing Order may also be overturned. The Company cannot assure that another lawsuit challenging the validity of the 1999 Restructuring Legislation will not be filed in the future or that, if filed, such lawsuit would not be successful.

Other states have passed electric utility deregulation laws similar to the 1999 Restructuring Legislation, and some of these laws have been challenged by judicial actions. To date, none of these challenges has succeeded, but future judicial challenges could be made in other states. An unfavorable decision regarding another state’s law would not automatically invalidate the 1999 Restructuring Legislation or the Financing Order, but it might provoke a challenge to the 1999 Restructuring Legislation or the Financing Order. In addition, an unfavorable court decision with respect to another state’s statute may establish a legal precedent for a successful challenge to the 1999 Restructuring Legislation depending on the similarity of the other statute and the applicability of the legal precedent to the 1999 Restructuring Legislation. Furthermore, legal action in other states could heighten awareness of the political and other risks of the transition bonds, and in that way may limit the liquidity and value of the transition bonds. Therefore, legal activity in other states may indirectly affect the value of an investment in transition bonds.

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

Hunton & Williams LLP has rendered its opinion to the Company and TXU Electric Delivery in connection with the issuance of the first series of the transition bonds, and rendered a similar opinion to the Company and TXU Electric Delivery in connection with the second series of transition bonds, that under the laws of the State of Texas and the United States, holders of the transition bonds could successfully challenge under the Federal Contracts Clause and the Texas Contracts Clause the constitutionality of any legislation passed by the State of Texas, including the Commission, which becomes law that repeals or amends the 1999 Restructuring Legislation in such a manner that substantially impairs the value of the rights of the holders of the transition bonds or the transition charges prior to the time that the transition bonds are fully paid and discharged, unless it was determined that such repeal or amendment was a legitimate and reasonable exercise of the State of Texas’ sovereign powers and reasonable and necessary to serve a significant and legitimate public purpose. Further, Hunton & Williams LLP rendered to the Company and TXU Electric Delivery its opinion that a court would conclude that adverse action by the Texas legislature or the Commission that repeals the State of Texas’ pledge to the holders of the transition bonds or otherwise adversely affects the transition property would constitute a compensable “taking” under the Takings Clauses of the United States and Texas Constitutions, if the court determines that any such action is an intentional action by the Texas legislature or the Commission, effects a regulatory taking of the transition property and is for public use. There is no assurance, however, that, even if a court were to award just compensation, it would be sufficient to pay the full amount of principal and interest on the transition bonds.

It may be possible for the Texas legislature to enact legislation that would impair the rights and remedies of bondholders without violating the State’s pledge, if the legislature acts in order to serve a significant and legitimate public purpose, such as protecting the public health and safety or otherwise acts in the valid exercise of the state’s police power. Even if the legislature provides an investor with an amount deemed to be just compensation, it may not be sufficient to fully recover the investment. The Company cannot assure an investor of the likelihood or legal validity of any action of this type by the Texas legislature, or whether the action would be considered a taking. As of the date of this report, the Company is not aware of any pending legislation in the Texas legislature that would affect any provisions of the 1999 Restructuring Legislation related to transition property or transition charges or the provisions of the Financing Order.

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

(b)	The 1999 Restructuring Legislation May be Overturned by the Federal Government Without Full Compensation. The United States Congress or a federal agency may decide that it can preempt the Texas legislature and pass a law or adopt a rule or regulation prohibiting or limiting the collection of transition charges, or otherwise affecting the energy industry. A prohibition of this nature could negate the existence of transition property. As of the date of this report, neither the House nor the Senate committees having primary relevant jurisdiction have considered, or indicated an intent to consider, the prohibition of the recovery of stranded costs or transition charges. The Company cannot predict whether any future bills that prohibit the recovery of stranded costs or regulatory assets, or securitized financing for the recovery of stranded costs, will become law or, if they become law, what their final form or effect will be. The Company can give no assurance that a court would consider the preemption by federal law of the Texas 1999 Restructuring Legislation a taking of property from the Company or from the holders of transition bonds. Moreover, even if this preemption of the 1999 Restructuring Legislation and/or the Financing Order by the federal government were considered a taking under the U.S. Constitution for which the government had to pay the estimated market value of the taken transition property at the time of the taking, the Company can give no assurance that this compensation would be sufficient to pay the full amount of principal of and interest on the transition bonds or to pay such amounts on a timely basis.

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

On May 20, 2003, various electric cooperatives and municipally-owned utilities in TXU Electric Delivery’s service territory filed a petition for rulemaking with the Commission requesting that the Commission adopt a rule regarding the billing and collection of transition charges from end-use customers in multiply-certificated service areas who switched electricity providers after May 1, 1999. TXU Electric Delivery believes that the number of such customers is less than one hundred. The rule proposed by the petitioners only involves the method of collecting transition charges, including the liability in connection therewith, and would require the transition charges to be billed directly to those customers by the servicer, rather than by the applicable electric cooperative or municipally-owned utility. TXU Electric Delivery has filed a response to the petition stating that the proposed rule would violate the 1999 Restructuring Legislation and the Financing Order and has filed a complaint with the Commission requesting that the Commission order the electric cooperatives and municipally-owned utilities to implement the current procedure. The Commission has denied the rulemaking petition. The complaint proceeding is currently abated to allow TXU Electric Delivery and the petitioners to pursue settlement negotiations. Inasmuch as the petitioners assert that the issue in this proceeding does not involve the legality of the recovery of the transition charges or the amount thereof, TXU Electric Delivery does not believe the result of this proceeding will be materially adverse to holders of the transition bonds; however, TXU Electric Delivery cannot predict the outcome.

Servicing Risks

Inaccurate Forecasting or Unanticipated Delinquencies Could Result in Insufficient Funds to Make Scheduled Payments on the Transition Bonds. The transition charges are generally assessed based on customer usage, which includes kilowatts demanded and kilowatt-hours of electricity consumed by retail customers in TXU Electric Delivery’s service area. TXU Electric Delivery will calculate the transition charges for each series of transition bonds according to the methodology approved by the Financing Order authorizing those transition charges. In addition, TXU Electric Delivery, as servicer, is required to file with the Commission periodic adjustment calculations for the transition charges. These adjustments are intended to provide, among other things, for timely payment of the transition bonds, but the frequency of these adjustments is limited to once per year for a standard true-up, no more than semi-annually (if payment dates on transition bonds are semi-annual) or not more than once every three months (if payment dates on the transition bonds are quarterly) for an interim true-up, but can be more frequently for a non-standard true-up. TXU Electric Delivery will generally base its adjustment calculations on any shortfalls or excess in collections from customers during the prior adjustment period and on projections of future electricity use and customers’ ability to pay their electric bills. If the servicer inaccurately forecasts electricity consumption or demand or underestimates customer delinquencies or charge-offs when setting or adjusting the transition charges, or if the effectiveness of the adjustments is delayed for any reason, there could be a shortfall or material delay in transition charge collections. A shortfall or material delay in transition charge collections could result in payment of principal of and interest on the transition bonds not being made according to the expected amortization schedule, thus lengthening the weighted average life of the transition bonds, or in payments of principal and interest not being made at all.

Inaccurate forecasting of electricity consumption by the servicer could result from, among other things:

•	warmer winters or cooler summers, resulting in less electricity consumption than forecasted;

•	general economic conditions being worse than expected, causing customers to migrate from TXU Electric Delivery’s service territory or reduce their electricity consumption;

•	the occurrence of a natural disaster, such as a tornado, or an act of war or terrorism or other catastrophic event unexpectedly disrupting electrical service and reducing usage;

•	problems with energy generation, transmission or distribution resulting from the change in the market structure of the electric industry;

•	customers ceasing business or departing TXU Electric Delivery’s service territory;

•	dramatic changes in energy prices resulting in decreased consumption;

•	customers consuming less electricity because of increased conservation efforts or increased electric usage efficiency; or

•	customers switching to alternative sources of energy, including self-generation of electric power.

Inaccurate forecasting of delinquencies or charge-offs by the servicer could result from, among other things:

•	unexpected deterioration of the economy or the occurrence of a natural disaster, or an act of war or terrorism or other catastrophic event or the declaration of a heat moratorium causing greater charge-offs than expected or forcing TXU Electric Delivery or a successor distribution company to grant additional payment relief to more customers;

•	a change in law that makes it more difficult for TXU Electric Delivery or a successor distribution company or a REP to terminate service to nonpaying customers, or that requires TXU Electric Delivery or a successor distribution company or REP to apply more lenient credit standards in accepting customers;

•	the introduction into the energy markets of REPs who collect payments arising from the transition charges, but who may fail to remit retail customer charges to the servicer in a timely manner; or

•	the failure of REPs to submit accurate and timely information to the servicer regarding their collections and charge-offs. See “It May Be Difficult to Collect the Transition Charges from REPs.”

There are Uncertainties Associated with Collecting the Transition Charges, and There is Unpredictability Associated with a Deregulated Electricity Market. TXU Electric Delivery has limited experience in calculating transition charges for customers. The predictions associated with billing and collecting transition charges are based primarily on historical collection of payments and forecasted energy usage for which TXU Electric Delivery has records available. These usage and collection records, however, may not reflect customers’ payment patterns or energy usage in the competitive market, as competition was introduced in Texas for the first time on January 1, 2002. These records also reflect limited experience with consolidated billing to REPs. Because that kind of billing is new in Texas, unforeseen factors may adversely affect collection of payments. Therefore, the records that TXU Electric Delivery has to date may have limited value in calculating the initial transition charges and the proposed true-up adjustments. Furthermore, TXU Electric Delivery, as servicer, has only limited experience administering transition charges. Risks are associated with TXU Electric Delivery’s inexperience in calculating, billing and collecting the transition charges and in managing customer payments on the Company’s behalf. A shortfall or material delay in collecting transition charges could result in payments of principal not being paid according to the expected amortization schedule, lengthening the weighted average life of the transition bonds, or in payments of principal and interest not being made at all. As a result, an investor could suffer a loss in connection with the investment.

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

Upon a default under a servicing agreement based upon the commencement of a case by or against the servicer under the United States Bankruptcy Code or similar laws, the indenture trustee and the Company may be prevented from effecting a transfer of servicing. The 1999 Restructuring Legislation provides that upon a default under the transition bonds, which may result from servicer’s failure to make required remittances, the indenture trustee would have the right to apply to the Commission for an order that amounts arising from transition charges be transferred to a separate account, and to apply to the district court of Travis County, Texas for an order for sequestration and payment of revenues arising from the transition charges. However, in the event that the servicer becomes subject to a bankruptcy proceeding, federal bankruptcy law may prevent the Commission or the Texas court from issuing or enforcing these orders. The indenture requires the indenture trustee to request an order from the bankruptcy court to permit the Commission or the Texas court to issue and enforce these orders. However, the bankruptcy court may deny the request. The failure of the servicer to make required remittances would likely result in a default under the indenture.

Under the intercreditor agreement among the Company, TXU Electric Delivery, the transition bond parties and the parties to TXU Corp.’s receivables financing program, a replacement servicer would require the agreement of both the trustee and the other parties to the intercreditor agreement. If the trustee and the other parties are unable to agree on a replacement servicer within 10 business days, TXU Electric Delivery’s independent auditors would appoint the replacement servicer.

It May Be Difficult to Collect the Transition Charges from REPs. As part of the restructuring of the Texas electric industry, retail customers in TXU Electric Delivery’s service territory began, as of January 1, 2002, or in limited circumstances by participating in a pilot project, sooner, purchasing electricity and related services from REPs rather than TXU Electric Delivery. TXU Electric Delivery is no longer permitted to sell electricity directly to retail customers. US Holdings currently has organized an affiliated REP to provide electricity and related services to retail customers in TXU Electric Delivery’s service territory. In the future, US Holdings may establish additional affiliated REPs or divest itself of one or more affiliated REPs. REPs, including US Holdings’ affiliated REP, issue a single bill to retail customers purchasing electricity from a REP. The 1999 Restructuring Legislation requires TXU Electric Delivery to allow each REP, including US Holdings’ affiliated REP, pursuant to a tariff to be filed by TXU Electric Delivery and approved by the Commission, to issue a single bill to customers purchasing electricity from that REP. This single bill includes all charges related to purchasing electricity from the REP, including delivery services from TXU Electric Delivery and the applicable transition charges. Retail customers will pay transition charges to REPs who supply them with electric power. The REPs will be obligated to remit payments of transition charges to the servicer less a specified percentage allowance for charge-offs or delinquent customer accounts whose service has been terminated, within 35 days of billing from the servicer, even if the REPs do not collect the charges from retail customers. The charge-off percentage will initially be based on the servicer’s system-wide charge-off percentage but will then be recalculated annually for each REP in conjunction with the true-up adjustment process. Each REP’s recourse for transition charge payments remitted to the servicer but not collected ultimately from customers will be limited to a credit against future transition charge payments unless the REP and the servicer agree to alternative arrangements, but in no event will the REP have recourse to the Company or the Company’s funds for such payments. In the event that the REP does not pay the transition charges to the servicer, the servicer will have the right to collect transition charges directly from those retail customers who receive their electricity bills from a REP and have not paid the REP. REPs will bill most retail customers for the transition charges, and as a result the Company will have to rely on a relatively small number of entities for the collection of the bulk of the transition charges. The servicer will not pay any shortfalls resulting from the failure of any REP to forward transition charge collections. This may adversely affect an investment in transition bonds because:

•	REPs might use more permissive standards in bill collection and credit appraisal than US Holdings historically used, and/or TXU Electric Delivery’s affiliated REP uses, with respect to its customers, or might be less effective in billing and collecting. As a result, those REPs may not be as successful in collecting the transition charges as the servicer anticipated when setting the transition charge.

•

If a REP defaults, the REP must either (i) allow the provider of last resort (“POLR”) or another certified REP of the customer’s choosing to assume responsibility for billing and collecting transition charges from the REP’s retail customers, (ii) implement other mutually agreeable arrangements with the servicer or (iii) arrange at the REP’s own expense for all amounts owed by its customers to be paid into a lock box controlled by the servicer. In no event may the servicer directly bill a retail customer for service that was previously billed by the REP and previously paid by that customer to the REP. In addition, if a replacement REP assumes the billing and collecting responsibility during the period of a REP default, billing and collections may be delayed due to the need to convert to such replacement provider’s systems or because such replacement provider may not have adequate or complete information.

•	A default by a REP which collects from a large number of customers would have a greater impact than a default by a single customer.

•	The bankruptcy of a REP may cause a delay in or prohibition of the enforcement of rights against the REP, including the right to payment to the servicer of transition charges previously collected by the REP, or to comply with financial provisions of the 1999 Restructuring Legislation or other state law.

•	Any security deposit or other form of credit support made or deposited by a REP may not be sufficient to cover any shortfalls resulting from a failure of that REP to forward transition charges to TXU Electric Delivery as servicer.

REPs who do not have a long-term unsecured credit rating of at least “BBB-” and “Baa3” (or the equivalent from S&P and Moody’s, respectively), will be required to provide (i) a cash deposit, (ii) an affiliate guarantee, surety bond or letter of credit or (iii) some combination of these forms of credit support to the indenture trustee. The amount of such credit support will equal two months’ maximum expected collections of transition charges, as determined by the servicer and agreed to by the REP, and any cash deposits will be deposited in a REP security deposit subaccount. Credit support other than cash must be provided by an investment grade entity. Documents representing any other form of credit support will be held by the indenture trustee. Although the indenture trustee will maintain the REP security deposit subaccounts, it will not have an ownership interest in such subaccounts. However, the indenture trustee will have a security interest in the Company’s rights with respect to such subaccounts and TXU Electric Delivery, as servicer, has agreed to use its reasonable best efforts to obtain a security agreement from each REP with respect to such REP’s security deposit subaccount. In the event that a REP defaults in remitting transition charges, the servicer may direct the indenture trustee to withdraw or seek recourse for the amount of the payment default or, if less, withdraw the full amount of that REP’s security deposit from the REP security deposit subaccount or seek full recourse against any other form of credit support provided for deposit into the general subaccount of the applicable series.

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

The Introduction of Competition to Metering Services in January 2004 May Produce Unexpected Problems. Since January 2004, a commercial or industrial retail customer may choose to own its own meter or may choose to have its meter owned by a REP, the transmission and distribution utility, or another person authorized by the customer. Until other entities are authorized by the Commission, a transmission and distribution utility will continue to provide metering services relating to the installation and removal of meters, meter maintenance, meter testing and calibration, data collection, and data management, including the transfer of meter data to the settlement agent. ERCOT is required by the Commission’s substantive rules to file with the Commission quarterly updates on the operational readiness of the support systems necessary for the Commission to authorize an entity other than the transmission and distribution utility to provide the metering services described in the preceding sentence. Should the Commission allow third parties to perform those metering services in TXU Electric Delivery’s service territory, there may be unforeseen problems in converting to the third party’s metering system, in taking accurate meter readings and in collecting and processing accurate metering data. Inaccurate metering data may lead to inaccuracies in the calculation and imposition of transition charges and could give rise to disputes between the servicer and REPs regarding payments and payment shortfalls. A shortfall or material delay in collecting transition charges because of the foregoing could result in payments of principal of the transition bonds not being paid according to the expected amortization schedule, lengthening the weighted average life of the transition bonds or payments of principal and interest not being made at all.

Changes to Billing and Collection Practices May Reduce the Value of An Investment in Transition Bonds. The Financing Order issued to TXU Electric Delivery under the 1999 Restructuring Legislation sets forth the methodology for determining the amount of the transition charges the Company may impose on each customer. The servicer cannot change this methodology without approval from the Commission. However, TXU Electric Delivery, as servicer, may set its own billing and collection arrangements with REPs and with those customers from whom it collects the transition charges directly, provided that these arrangements comply with Commission customer safeguards. For example, to recover part of an outstanding bill, TXU Electric Delivery may agree to extend a REP’s or a customer’s payment schedule or to write off the remaining portion of the bill including transition charges. Also, TXU Electric Delivery, or a successor to TXU Electric Delivery as servicer, may change billing and collection practices. Any change to billing and collection practices may have an adverse or unforeseen impact on the timing and amount of customer payments and may reduce the amount of transition charge collections and thereby limit the Company’s ability to make scheduled payments on the transition bonds. Separately, the Commission may require changes to these practices. Any changes in billing and collection regulation might adversely affect the billing terms and the terms of remittances by REPs to the servicer or make it more difficult for the servicer to collect the transition charges. These changes may adversely affect the value of the transition bonds and their amortization, and, accordingly, their weighted average lives.

Limits on Rights to Terminate Service May Make it More Difficult to Collect Transition Charges. An important element of an electric utility’s policies and procedures relating to credit and collections is the right to terminate or disconnect service on account of nonpayment. The Financing Order provides that the sale of transition property by TXU Electric Delivery includes all rights of TXU Electric Delivery to authorize disconnection of electric service for nonpayment of transition charges. The Financing Order provides that, if the servicer is billing customers for transition charges, the servicer shall have the right to terminate service for nonpayment of transition charges pursuant to the Commission rules. Nonetheless, Texas statutory requirements and the rules and regulations of the Commission, which may change from time to time, regulate and control the right to terminate service. In August 2002, the Commission adopted new rules that significantly changed POLR service. Under the new POLR rules, instead of being transferred to the POLR, non-paying residential and small non-residential customers served by affiliated REPs are subject to disconnection. Non-paying residential and small non-residential customers served by non-affiliated REPs are transferred to the affiliated REP. Non-paying large non-residential customers can be disconnected by any REP if the customer’s contract does not preclude it. Thus, within the new POLR framework, the POLR provides electric service only to customers who request POLR service, whose selected REP goes out of business, or who are transferred to the POLR by other REPs for reasons other than non-payment. Effective June 1, 2004, REPs that meet certain conditions will be permitted to request disconnection of non-paying customers. TXU Electric Delivery’s affiliated REP and the other REPs may not terminate service to a customer on (1) a weekend day, (2) a day when the previous day’s high temperature did not exceed 32 degrees Fahrenheit and is predicted to remain at or below that level for the next 24 hours or (3) a day for which the National Weather Service issues a heat advisory for any county in the service territory, or when a heat advisory has been issued for either of the two prior calendar days. As a result, REPs must provide service to these customers during this period without recouping transition charges from these customers. This could cause a REP to go out of business, which may reduce the amount of transition charge collections available for payments on the transition bonds, although any associated reduction in payments would be factored into the transition charge true-up adjustments.

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

Foreclosure of the Indenture Trustee’s Lien on the Transition Property May Not Be Practical. Under the 1999 Restructuring Legislation and the indenture, the indenture trustee or the bondholders have the right to foreclose or otherwise enforce the lien on transition property securing the transition bonds. However, in the event of foreclosure, there is likely to be a limited market, if any, for the transition property. Therefore, foreclosure may not be a realistic or practical remedy, and the value of an investment in transition bonds may be materially reduced.

Risks Associated with Potential Bankruptcy Proceedings

The Servicer Will Commingle the Transition Charges with Other Revenues, Which May Obstruct Access to the Transition Charges in Case of the Servicer’s Bankruptcy. The servicer does not segregate the transition charges from its general funds. The transition charges are segregated only when the servicer pays them to the indenture trustee and the indenture trustee deposits them to the applicable collection account. The servicer is permitted to remit collections on a monthly basis if TXU Electric Delivery or a successor to TXU Electric Delivery’s electric public utility business remains the servicer, no servicer default has occurred, and if:

•	the servicer meets the credit ratings requirements of the applicable rating agencies; or

•	the servicer provides credit enhancement satisfactory to the applicable rating agencies to assure remittance by the servicer to the indenture trustee of the transition charges it collects.

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

The 1999 Restructuring Legislation provides that the Company’s rights to the transition property are not affected by the commingling of these funds with any other funds of the servicer. In a bankruptcy of the servicer, however, a bankruptcy court might rule that federal bankruptcy law takes precedence over the 1999 Restructuring Legislation and does not recognize the Company’s right to collections of the transition charges that are commingled with other funds of the servicer as of the date of bankruptcy. If so, the collections of the transition charges held by the servicer as of the date of bankruptcy would not be available to pay amounts owing on the transition bonds. In this case, the Company would have only a general unsecured claim against the servicer for those amounts. This decision could cause material delays in payment or losses on the transition bonds and could materially reduce the value of an investment in transition bonds.

REPs Will Commingle the Transition Charges with Other Revenues, Which May Obstruct Access to the Transition Charges in Case of a REP’s Bankruptcy. A REP is not required to segregate the transition charges it collects from its general funds, either on a series basis or otherwise, but will be required to remit to the servicer amounts billed to it for transition charges, less an amount relating to expected customer charge-offs, within 35 days of billing by the servicer. A REP nonetheless might fail to pay the full amount of the transition charges to the servicer or might fail to do so on a timely basis. This failure, whether voluntary or involuntary, could materially reduce the amount of transition charge collections available to make payments on one or more series of transition bonds.

The 1999 Restructuring Legislation provides that the Company’s rights to the transition property are not affected by the commingling of these funds with other funds. In a bankruptcy of a REP, however, a bankruptcy court might rule that federal bankruptcy law takes precedence over the 1999 Restructuring Legislation and does not recognize the Company’s right to receive the collected transition charges that are commingled with other funds of a REP as of the date of bankruptcy. If so, the collected transition charges held by a REP prior to or as of the date of bankruptcy would not be available to the Company to pay amounts owing on the transition bonds. In this case, the Company would have only a general unsecured claim against that REP for those amounts. This decision could cause material delays in payment or losses on the transition bonds and could materially reduce the value of an investment in transition bonds, especially with respect to a default by TXU Energy Holdings, the largest REP in TXU Electric Delivery’s service territory.

If a REP Enters Bankruptcy Proceedings, Transition Charge Payments Made by that REP to the Servicer May Constitute Preferences, and the Servicer May be Required to Return such Funds to the Bankruptcy Estate of the REP. In the event of a bankruptcy of a REP, a party in interest may take the position that the remittance of funds prior to bankruptcy to the servicer, pursuant to the Financing Order, constitutes a preference under bankruptcy law. If a court were to hold that the remittance of funds constitutes a preference, any such remittance within 90 days of the filing of the bankruptcy petition could be avoidable, and the funds could be required to be returned to the bankruptcy estate of the REP by the Company or the servicer. To the extent that transition charges have been commingled with the general funds of the REP, the risk that a court would hold that a remittance of funds was a preference would increase. The Company or the servicer may be considered an “insider” with any REP that is affiliated with the Company or the servicer. If the servicer or the Company are considered to be an “insider” of the REP, any such remittance made within one year of the filing of the bankruptcy petition could be avoidable as well if the court were to hold that such remittance constitutes a preference. In either case, the Company or the servicer would merely be an unsecured creditor of the REP. If any funds were required to be returned to the bankruptcy estate of the REP, the Company would expect that the amount of any future transition charges would be increased through the true-up mechanism to recover the amount returned.

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

Bankruptcy of TXU Electric Delivery or any Successor Seller Could Result in Losses or Delays in Payments on the Transition Bonds. The 1999 Restructuring Legislation and the Financing Order provide that as a matter of Texas state law:

•	the rights and interests of a selling utility under a financing order, including the right to impose, collect and receive transition charges, are contract rights of the seller;

•	the seller may make a present transfer of its rights under a financing order, including the right to impose, collect and receive future transition charges that retail customers do not yet owe;

•	upon the transfer to the Company, the rights will become transition property and transition property constitutes a present property right, even though the imposition and collection of transition charges depend on further acts that have not yet occurred; and

•	a transfer of the transition property from the seller, or its affiliate, to the Company is a true sale of the transition property, not a pledge of the transition property to secure a financing by the seller.

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

The Company has taken steps together with TXU Electric Delivery, as the seller, to reduce the risk that in the event the seller or an affiliate of the seller were to become the debtor in a bankruptcy case, a court would order that the Company’s assets and liabilities be substantively consolidated with those of TXU Electric Delivery or an affiliate. These steps include the fact that the Company is a separate special purpose limited liability company, and the Company’s organizational documents prevent the Company from commencing a voluntary bankruptcy case without the unanimous affirmative vote of all the Company’s managers, including the managers independent of TXU Electric Delivery. Nonetheless, these steps may not be completely effective, and thus if TXU Electric Delivery or an affiliate of the seller were to become a debtor in a bankruptcy case, a court might order that the Company’s assets and liabilities be consolidated with those of TXU Electric Delivery or an affiliate. A decision by the bankruptcy court that, despite the separateness of the Company and TXU Electric Delivery, the two companies should be consolidated, would have a similar effect on a beneficial owner of transition bonds. Either decision could cause material delays in payment of, or losses on, the transition bonds and could materially reduce the value of an investment in such bonds. For example:

•	the indenture trustee could be prevented from exercising any remedies against TXU Electric Delivery on an investor’s behalf, from recovering funds to repay the transition bonds, from using funds in the accounts under the indenture to make payments on the transition bonds or from replacing TXU Electric Delivery as servicer, without permission from the bankruptcy court;

•	the bankruptcy court could order the indenture trustee to exchange the transition property for other property, which might be of lower value;

•	tax or other government liens on TXU Electric Delivery’s property that arose after the transfer of the transition property to the Company might nevertheless have priority over the indenture trustee’s lien and might be paid from transition charge collections before payments on the transition bonds;

•	the indenture trustee’s lien might not be properly perfected in transition property collections that were commingled with other funds TXU Electric Delivery collected from its customers or REPs prior to or as of the date of TXU Electric Delivery’s bankruptcy or commingled in the general funds of TXU Electric Delivery’s affiliated REP as of the date of that REP’s bankruptcy, or might not be properly perfected in all of the transition property, and the lien could therefore be set aside in the bankruptcy, with the result that the transition bonds would represent only general unsecured claims against TXU Electric Delivery;

•	the bankruptcy court might rule that neither the Company’s property interest nor the indenture trustee’s lien extends to transition charges in respect of electricity consumed after the commencement of TXU Electric Delivery’s bankruptcy case, with the result that the transition bonds would represent only general unsecured claims against TXU Electric Delivery;

•	neither TXU Electric Delivery nor the Company may be obligated to make any payments on the transition bonds during the pendency of the bankruptcy case and/or pay interest accruing after the commencement of the case;

•	TXU Electric Delivery may be able to alter the terms of the transition bonds as part of its plan of reorganization;

•	the bankruptcy court might rule that the transition charges should be used to pay a portion of the cost of providing electric service; or

•	the bankruptcy court might rule that the remedy provisions of the applicable sale agreement are unenforceable, leaving the Company with a claim of actual damages against TXU Electric Delivery that may be difficult to prove.

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

The Sale of the Transition Property Could Be Construed as a Financing and Not a Sale in a Case of TXU Electric Delivery’s Bankruptcy Which Could Delay or Limit Payment on the Transition Bonds. The 1999 Restructuring Legislation provides that the characterization of a transfer of transition property as a sale or other absolute transfer will not be affected or impaired in any manner by treatment of the transfer as a financing for federal or state tax purposes or financial reporting purposes. The Company and TXU Electric Delivery will treat the transaction as a sale under applicable law, although for financial reporting and federal and state income and franchise tax purposes the transaction is intended to be treated as a financing and not a sale. In the event of a bankruptcy of TXU Electric Delivery, a party in interest in the bankruptcy may assert that the sale of the transition property to the Company was a financing transaction and not a sale or other absolute transfer and that the treatment of the transaction for financial reporting and tax purposes as a financing and not a sale lends weight to that position. In a recent bankruptcy court case involving LTV Steel Company, the debtor obtained an interim emergency motion to use collections from accounts and inventory that it had sold on the grounds that the sales were in fact disguised financings. The circumstances under which the LTV Steel Company ruling would be followed by other courts are not certain. If a court were to adopt reasoning similar to that of the court in the LTV Steel case or were otherwise to characterize the transaction as a financing, the Company would be treated as a secured creditor of TXU Electric Delivery in the bankruptcy proceedings. Although the Company would in that case have a security interest in the transition property, the Company would not likely be entitled to access to the transition charge collections during the bankruptcy and would be subject to the typical risks of a secured creditor in a bankruptcy case, including the possible bankruptcy risks described in the immediately preceding risk factor. As a result, repayment on the transition bonds could be significantly delayed and a plan of reorganization in the bankruptcy might permanently modify the amount and timing of payments to the Company of transition charge collections and therefore the amount and timing of funds available to the Company to make payments on the transition bonds.

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

TXU Electric Delivery’s Obligation to Indemnify the Company for a Breach of a Representation or Warranty May Not Be Sufficient to Protect an Investor’s Investment. If the seller breaches a representation or warranty in the applicable sale agreement, or the servicer (initially TXU Electric Delivery) breaches a representation or warranty under the applicable servicing agreement, it is obligated to indemnify the Company and the indenture trustee for any liability, obligation, claim, action, suit or payment resulting from that breach, as well as any reasonable costs and expenses incurred. TXU Electric Delivery will not be obligated to repurchase the transition property in the event of a breach of any representation or warranty regarding the transition property, and neither the indenture trustee nor the holders of transition bonds will have the right to accelerate payments on the transition bonds because of such a breach (absent an event of default under the indenture). The sale agreements will provide that any change in the law by legislative enactment, constitutional amendment or voter initiative that renders any of the representations and warranties untrue would not constitute a breach under each sale agreement. TXU Electric Delivery or any successor entity acting as seller or servicer may not have sufficient funds available to satisfy its indemnification obligations to the Company and to the indenture trustee; therefore TXU Electric Delivery may not be able to pay investors amounts owing on the transition bonds in full. If TXU Electric Delivery becomes obligated to indemnify holders of transition bonds, the ratings on the transitions bonds will likely be downgraded since holders of transition bonds will be unsecured creditors of TXU Electric Delivery with respect to any of these indemnification amounts. TXU Electric Delivery will not indemnify any person for any liability, obligation, claim, action, suit or payment resulting solely from a downgrade in the ratings on the transition bonds.

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

Technological Change May Make Alternative Energy Sources More Attractive. The continuous process of technological development may result in the introduction for an increasing number of retail consumers of economically attractive alternatives to purchasing electricity through TXU Electric Delivery’s distribution facilities. Previously, only the largest industrial and institutional users with large process steam requirements could use cogeneration or self-generation installations cost-effectively. However, manufacturers of self-generation facilities continue to develop smaller-scale, more fuel-efficient generating units which can be cost-effective options for retail consumers with smaller electric energy requirements. If such facilities have rated capacities of 10 megawatts or less, consumers that rely on such facilities do not generally have to pay transition charges under provisions of the 1999 Restructuring Legislation. Consumers may avoid a portion of their overall transition charge bill by installing new on-site generation of over 10 megawatts that reduces consumption through TXU Electric Delivery’s transmission and distribution system up to 12.5%. Technological developments may allow greater numbers of retail consumers to avoid transition charges under such provisions, which may reduce the total number of retail consumers from which transition charges will be collected. A reduction in the number of payers of transition charges could result in delays or a failure to make payments of interest on and principal of the transition bonds.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by the Company contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to the risks discussed above under “RISK FACTORS THAT MAY AFFECT FUTURE RESULTS” and the following important factors, among others that could cause the actual results of the Company to differ materially from those projected in such forward-looking statements:

•	state or federal legislative or regulatory developments,

•	national or regional economic conditions,

•	the accuracy of the servicer’s estimates of market demand and prices for energy,

•	the accuracy of the servicer’s estimates of industrial, commercial and residential growth in TXU Electric Delivery’s service territory, including related estimates of conservation and electric usage efficiency,

•	weather conditions and other natural phenomena affecting retail electric customer energy usage,

•	acts of sabotage, terrorist activities or other catastrophic events,

•	the speed, degree and effect of continued electric industry restructuring,

•	the operating performance of TXU Electric Delivery’s facilities and third-party suppliers of electric energy in TXU Electric Delivery’s service territory,

•	the accuracy of the servicer’s estimates of the payment patterns of retail electric customers, including the rate of delinquencies and any collections curves, and

•	the operational and financial ability of REPs to bill and collect transition charges and make timely payments of amounts billed by the servicer to the REPs for transition charges.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect as of the end of the current period included in this quarterly report. Based on the evaluation performed, the Company’s management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective. During the most recent fiscal quarter covered by this quarterly report, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Required Item	Filed as Exhibit or Furnished on Website
Monthly servicer report (Series 2004-1 for January 2005)	Exhibit 99 (a)(1)
Monthly servicer report (Series 2004-1 for February 2005)	Exhibit 99 (a)(2)
Monthly servicer report (Series 2004-1 for March 2005)	Exhibit 99 (a)(3)
Monthly servicer report (Series 2003-1 for January 2005)	Exhibit 99 (a)(4)
Monthly servicer report (Series 2003-1 for February 2005)	Exhibit 99 (a)(5)
Monthly servicer report (Series 2003-1 for March 2005)	Exhibit 99 (a)(6)

A statement reporting the balance in the collection accounts as of the end of the quarter	Exhibit 99 (b)

A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order; (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order.	Exhibit 99 (c)
Statement of Series 2003-1 Outstanding Bond Balances	Exhibit 99 (d)(1)
Statement of Series 2004-1 Outstanding Bond Balances	Exhibit 99 (d)(2)
Semiannual Servicer’s Certificate February 2005	Exhibit 99 (e)

ITEM 6. EXHIBITS

(a)	Exhibits:

Exhibits	As Exhibit
(15)	Letter re: Unaudited Financial Information

15		—	Letter from independent accountants as to unaudited interim financial information.

(32)	Section 1350 Certifications.

32(a)		—	Certification of Tom Baker, principal executive officer of TXU Electric Delivery Transition Bond Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)		—	Certification of H. Dan Farell, principal financial officer of TXU Electric Delivery Transition Bond Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits.

99(a)(1)		—	Monthly Servicer Report (Series 2004-1 for January 2005)

99(a)(2)		—	Monthly Servicer Report (Series 2004-1 for February 2005)

99(a)(3)		—	Monthly Servicer Report (Series 2004-1 for March 2005)

99(a)(4)		—	Monthly Servicer Report (Series 2003-1 for January 2005)

99(a)(5)		—	Monthly Servicer Report (Series 2003-1 for February 2005)

99(a)(6)		—	Monthly Servicer Report (Series 2003-1 for March 2005)

99(b)		—	Statement of Balances as of March 31, 2005

99(c)		—	A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order; (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the Creditworthiness requirements of the Financing Order.

99(d) (1)			Statement of Outstanding Bond Balances Series 2003-1
99(d) (2)			Statement of Outstanding Bond Balances Series 2004-1
99(e)			Semi-Annual Servicer’s Certificate

CERTIFICATION

I, H. Dan Farell, Senior Vice President and Principal Financial Officer of TXU Electric Delivery Company, the servicer under the transition property servicing agreement, certify that:

1. I have reviewed this annual report on Form 10-Q and all other reports containing distribution information filed for the period covered by this annual report;

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

Date: May 12, 2005

	By	/s/ H. DAN FARELL
H. Dan Farell, Senior Vice President and Principal Financial Officer of TXU Electric Delivery Company

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TXU ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

	By	/s/ Stan Szlauderbach
Stan Szlauderbach
Senior Vice President and
Controller

Date: May 12, 2005