Form 10-Q
period 2005-06-30
TXU ELECTRIC DELIVERY TRANSITION BOND CO LLC
filed 2005-08-15
CIK 1100179

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

— OR —

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

_____________________

Commission File Number 333-91935

TXU Electric Delivery Transition Bond Company LLC

(Exact Name of Registrant as Specified in its Charter)

A Delaware Limited Liability Company	75-2851358
(State of Organization)	(I.R.S. Employer Identification No.)

500 N Akard Street, Dallas, TX 75201	(214) 486-2000
(Address of Principal Executive Offices)(Zip Code)	(Registrant’s Telephone Number)
_____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  √   No___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No  √

As of August 12, 2005, all outstanding membership interests in TXU Electric Delivery Transition Bond Company LLC were held by TXU Electric Delivery Company.

TXU Electric Delivery Transition Bond Company LLC meets the conditions set forth in General Instructions (H) (1) (a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format.

Periodic reports on Form 10-K and Form 10-Q and current reports on Form 8-K that contain financial information of TXU Electric Delivery Transition Bond Company LLC will be made available to the public, free of charge, on the TXU Electric Delivery Company website at http://www.txuelectricdelivery.com, shortly after they have been filed with the Securities and Exchange Commission. TXU Electric Delivery Transition Bond Company LLC will provide copies of current reports not posted on the website upon request. The information on TXU Electric Delivery Company’s website shall not be deemed a part of, or incorporated by reference into, this report on Form 10-Q.

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

TXU Energy Holdings	refers to TXU Energy Company LLC, a subsidiary of US Holdings, and/or its consolidated subsidiaries, depending on context

US GAAP	accounting principles generally accepted in the United States of America

US Holdings	TXU US Holdings Company, a subsidiary of TXU Corp.

ii

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TXU ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Operating revenues:
Transition charge revenue	$35,348,748	$13,908,316	$67,883,966	$27,937,555
Investment income	292,132	36,691	542,915	66,328
Total operating revenues	35,640,880	13,945,007	68,426,881	28,003,883

Operating expenses:
Interest expense	13,893,075	7,627,082	27,953,803	12,931,084
Amortization of transition property	21,259,115	8,807,264	42,665,087	14,465,182
Over/(Under) recovery of transition charges	203,858	(2,637,992)	(2,805,834)	331,930
Servicing fees, administrative and general expenses	207,471	148,653	414,943	275,687
Total operating expenses	35,563,519	13,945,007	68,227,999	28,003,883

Net income	$77,361	$—	$198,882	$—

See Notes to Financial Statements

TXU ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2005	2004

Cash flows - operating activities:
Net income	$198,882	$—
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of transition property	42,665,087	14,465,182
Over/(Under)-recovery of transition charges	(2,805,834)	331,930
Changes in operating assets	(5,125,463)	(1,924,479)
Changes in operating liabilities	75,901	2,735,405
Cash provided by operating activities	35,008,573	15,608,038

Cash flows - financing activities:
Proceeds from issuance of transition notes	—	789,777,000
Equity contribution from parent	—	3,948,885
Repayment of debt	(45,446,242)	(7,693,695)
Distribution paid to parent	(121,521)	—
Cash provided by (used in) financing activities	(45,567,763)	786,032,190

Cash flows - investing activities:
Purchase of transition property	—	(789,777,000)
Increase (decrease) in restricted funds	10,615,899	(11,863,228)
Cash provided by (used in) investing activities	10,615,899	(801,640,228)

Net increase in cash and cash equivalents	56,709	—
Cash and cash equivalents, beginning of period	1,000	1,000
Cash and cash equivalents, end of period	$57,709	$1,000

See Notes to Financial Statements

TXU ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$57,709	$1,000
Restricted cash	33,609,252	42,732,370
Accounts receivable - affiliate	215,053	—
Transition charge receivable:
Affiliates	14,336,177	12,622,632
All other	9,593,631	6,396,766
Total current assets	57,811,822	61,752,768
Investments:
Restricted funds held in trust	11,386,844	12,879,625
Transition property, net of accumulated amortizationof $96,324,275 and $53,659,188	1,193,452,725	1,236,117,812

Total assets	$1,262,651,391	$1,310,750,205

LIABILITIES AND MEMBER'S EQUITY

Current liabilities:
Long-term debt due currently	$91,797,299	$90,305,053
Accounts payable - affiliate	156,575	181,162
Accrued interest	12,033,011	12,316,572
Other current liabilities	2,021,911	1,637,862
Total current liabilities	106,008,796	104,440,649
Transition bonds	1,120,493,098	1,167,431,586
Regulatory liability	19,622,251	22,428,085
Total liabilities	1,246,124,145	1,294,300,320
Member’s equity	16,527,246	16,449,885

Total liabilities and member's equity	$1,262,651,391	$1,310,750,205

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

Operating revenues of the Company consist primarily of transition charges, approved by the Commission, billed to REPs by TXU Electric Delivery on behalf of the Company to collect the funds needed to make scheduled transition bond payments, including principal, interest, associated fees and expenses, and funding the over-collateralization subaccount.

As a result of variations in power consumption, temporary over or under recovery of transition charges may occur. In such instances, the over-collateralization and the capital subaccounts are drawn down to make scheduled payments on the transition bonds if sufficient funds are not collected through transition charges. TXU Electric Delivery files, on behalf of the Company, an annual true-up adjustment with the Commission with respect to each series of transition bonds. The filing for the first series bonds is in August and the second series filing is in May. In the filing, TXU Electric Delivery requests the Commission to increase or decrease the authorized transition charges such that, based on the then current forecast of customer usage, sufficient funds will be collected during the following year to meet the scheduled payments and replenish the over-collateralization and capital subaccounts to their required level. The Company also has the right, under certain circumstances, to file interim true-up adjustment requests semi-annually if needed to make scheduled payments.

The transition property asset is amortized to earnings based on principal payments over the life of the bonds.

Basis of Presentation— The financial statements of the Company have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in its 2004 Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein.

2.	RELATED PARTY TRANSACTIONS

Pursuant to administration and servicing agreements between the Company and TXU Electric Delivery, TXU Electric Delivery furnishes to the Company, at a fixed fee per year, billing, payment processing, collection, clerical, secretarial and other accounting services, which are reflected as administrative and general expenses in the income statement. The Company’s expense for servicing and administration fees earned by TXU Electric Delivery totaled $193,806 and $135,508 for the three months ended June 30, 2005 and 2004, respectively, and totaled $387,611 and $250,999 for the six months ended June 30, 2005 and 2004, respectively.

During the three months ended June 30, 2005 and 2004, transition charges billed to TXU Energy Holdings, which are included in operating revenues, totaled $19,890,272 and $9,559,289, respectively. During the six months ended June 30, 2005 and 2004, transition charges billed to TXU Energy Holdings totaled $39,609,387 and $19,551,285, respectively. The balance of accounts receivable due from TXU Energy Holdings was $14,336,177 as of June 30, 2005 and $12,622,632 as of December 31, 2004.

The balance of accounts receivable due from TXU Electric Delivery was $215,053 as of June 30, 2005 and represents deposits billed by TXU Electric Delivery to REPs as security for payment of the REPs transition charges. TXU Electric Delivery, as servicer of the transition bonds, reviews the security amount for the REPs quarterly and requests increases when required.

In April 2005, TXU Energy Holdings made an early payment of its outstanding transition charges in the approximate amount of $2 million to cover a deficiency in transition charges for the second series of bonds. There can be no assurance that TXU Energy Holdings would agree to make another early payment in the future. See Note 3 to Financial Statements.

The Company receives interest income with respect to its indenture trustee reserve account. Periodically, the Company intends to distribute, in the form of a dividend, all interest income earned on the indenture trustee reserve account to TXU Electric Delivery. Interest income accumulated in the indenture trustee reserve account in the amount of $121,521 was distributed to TXU Electric Delivery during the second quarter of 2005.

3.	FINANCING ARRANGEMENTS

Long-term Debt — At June 30, 2005 and December 31, 2004, the Company’s long-term debt consisted of the following:

	June 30, 2005	December 31, 2004

2.260% Fixed Series 2003 Bonds due in bi-annual installments through February 15, 2007	$59,942,229	$80,456,761
4.030% Fixed Series 2003 Bonds due in bi-annual installments through February 15, 2010	122,000,000	122,000,000
4.950% Fixed Series 2003 Bonds due in bi-annual installments through February 15, 2013	130,000,000	130,000,000
5.420% Fixed Series 2003 Bonds due in bi-annual installments through August 15, 2015Series	145,000,000	145,000,000
3.520% Fixed Series 2004 Bonds due in bi-annual installments through November 15, 2009	244,571,168	269,502,878
4.810% Fixed Series 2004 Bonds due in bi-annual installments through November 15, 2012	221,000,000	221,000,000
5.290% Fixed Series 2004 Bonds due in bi-annual installments through May 15, 2016	289,777,000	289,777,000
Total	1,212,290,397	1,257,736,639

Less amount due currently	91,797,299	90,305,053

Total Long-Term Debt	$1,120,493,098	$1,167,431,586

The bonds were issued in two series. The first series of bonds, with a total principal amount of $500,000,000, was issued on August 21, 2003, and the second series, with a total principal amount of $789,777,000, was issued on June 7, 2004.

The transition property sold to the Company is pledged as collateral for the bonds, as well as restricted cash in the capital sub-account at June 30, 2005 of $1,366,192. Collections of transition charges will be used to pay the principal, interest and associated costs of the transition bonds. The Company is required to maintain restricted cash pledged as collateral for the bonds in an amount equal to 0.5% of the initial aggregate principal amount of bonds outstanding. Should the transition charges collected through the specified payment dates listed above not provide adequate funds to make the scheduled payments of principal and interest, the transition charges can continue to be collected for approximately two years before the bond goes into default for non-payment.

Interim true-up — In the November 2004 interim true-up adjustment for the second series of transition bonds, TXU Electric Delivery, in its role as servicer of the second series of transition bonds, made an error in the calculation of the transition charges applicable to the Large General Service Secondary class of customers. This error was clerical in nature and resulted in the wrong number of forecasted kilowatt-hours for this particular rate class for the applicable period. The result of the error was that the transition charges billed for this customer class were lower than required to meet the May 16, 2005 scheduled principal payment on the second series of bonds (even considering the amount in the capital subaccount for that series of transition bonds, which was used to help meet the scheduled payment). In April 2005, TXU Electric Delivery, as servicer of the second series of transition bonds, requested that TXU Energy Holdings, as a REP, pay a portion of its then outstanding transition charges related to the second series of transition bonds early in an amount sufficient to cover the expected deficiency. Although not required to make such early payment, TXU Energy Holdings agreed to make an early payment of approximately $2 million. TXU Energy Holdings made this early payment with no compensation from either TXU Electric Delivery or the Company. As a result, the scheduled payment of principal and interest was made in full. Although TXU Energy Holdings agreed to make an early payment of its outstanding transition charges, there can be no assurance that TXU Energy Holdings would agree to make another early payment.

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

The following table presents the changes in Member’s Interest for the six months ended June 30, 2005:

Total Member’s Interest

Balance at December 31, 2004	$16,449,885
Distribution paid to parent	(121,521)
Net income	198,882
Balance at June 30, 2005	$16,527,246

5.	RESTRICTED CASH

	Balance Sheet Classification At June 30, 2005		Balance Sheet Classification At December 31, 2004
	Current Assets	Investment	Current Assets	Investment

Collections related to securitization bonds used only to service debt and pay expenses	$33,609,252	$—	$42,732,370	$—
Funds for payment of fees associated with securitization (transition) bonds	—	10,020,652	—	10,093,149
Reserve for shortfalls of transition bond charges (capital subaccount)	—	1,366,192	—	2,786,476
Total	$33,609,252	$11,386,844	$42,732,370	$12,879,625

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TXU Electric Delivery Transition Bond Company LLC:

We have reviewed the accompanying condensed balance sheet of TXU Electric Delivery Transition Bond Company LLC (the “Company”) as of June 30, 2005, and the related condensed statements of income for the three-month and six-month periods ended June 30, 2005 and 2004, and the condensed statements of cash flows for the six-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of the Company as of December 31, 2004, and the related statements of income, cash flows and member’s equity for the year then ended (not presented herein); and in our report dated March 29, 2005, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2004, is fairly stated, in all material respects in relation to the balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
August 12, 2005

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

Also see Note 1 to Financial Statements.

RESULTS OF OPERATIONS

Results for both the three and six month periods ended June 30, 2004 include approximately one month of activity for the second series of transition bonds (issued June 7, 2004).

During the three months ended June 30, 2005 and 2004, operating revenues of $35,640,880 and $13,945,007, respectively, included accrued net unbilled revenues of $1,638,542 and a charge of $40,786, respectively, as well as interest income on those funds collected of $292,132 and $36,691, respectively. During the six months ended June 30, 2005 and 2004, operating revenues of $68,426,881 and $28,003,883, respectively, included accrued net unbilled revenues of $1,075,757 and $218,903, respectively, as well as interest income on those funds collected of $542,915 and $66,328, respectively.

As discussed in Note 1, TXU Electric Delivery files for increases or decreases (true-ups) in transition charges with the Commission to ensure sufficient funds will be collected during the following year to meet scheduled payments on the bonds and maintain the over-collateralization and capital subaccounts at the required levels. The latest filings were an interim true-up for the first series of bonds filed in November 2004 and an annual true-up for the second series of bonds filed in May 2005. Based on the approved charges and current forecast of customer usage, it is expected that 2005 payments will be made as scheduled.

As of June 30, 2005, the balance in the capital subaccount for the first series of transition bonds was $1,080,267 versus the required level of $2,500,000 and for the second series of transition bonds was $285,925 versus the required level of $3,948,885. Additionally, as of June 30, 2005, the balance in the over-collateralization subaccount for the first series of transition bonds was zero versus the required level of $312,499 and for the second series of transition bonds was zero versus the required level of $329,074.

To the extent revenues are greater or less than the total of interest expense excluding interest on the indenture trustee reserve account, amortization of the transition property and other fees and expenses, the company records an increase or decrease to expense for over/under-recovery of transition charges. For the three months ended June 30, 2005, the Company recorded an over-recovery of transition charge expense and an offsetting increase to the regulatory liability of $203,858. For the three months ended June 30, 2004, the Company recorded an under-recovery benefit and an offsetting reduction to the regulatory liability of $2,637,992. For the six months ended June 30, 2005 and 2004, the Company recorded an under-recovery benefit of $2,805,834 and an over-recovery expense of $331,930, respectively.

Net income for the three and six months ended June 30, 2005 was $77,361 and $198,882, respectively, and consists of interest earned on the indenture trustee reserve account. No net income was reported for the three and six months ended June 30, 2004.

FINANCIAL CONDITION

Cash Flows — Cash flows provided by operating activities for the six months ended June 30, 2005 totaled $35,008,573 compared to $15,608,038 for the six months ended June 30, 2004. The increase was primarily due to 2005 including a full six months of revenues related to the second series of transition bonds (issued June 7, 2004) as compared to 2004 including approximately one month of such revenues.

Cash flows used in financing activities totaled $45,567,763 in 2005 compared to $786,032,190 provided by financing activities in 2004. In 2005, two scheduled principal payments of $20,514,532 and $24,931,710 were made on the transition bonds and the interest income accumulated in the indenture trustee reserve account in the amount of $121,521 was distributed to TXU Electric Delivery. In June 2004, the Company completed the issuance and sale of the second series of transition bonds in an aggregate principal amount of $789,777,000. TXU Electric Delivery contributed $3,948,885 to the capital subaccount as collateral for that series of transition bonds. Also in 2004, a scheduled principal payment of $7,693,695 was made on the transition bonds.

Cash flows provided by investing activities totaled $10,615,899 in 2005 compared to $801,640,228 used in investing activities in 2004. The 2004 activity included the purchase of transition property from TXU Electric Delivery for $789,777,000. Activity in 2004 and 2005 included changes in the balances of all restricted cash accounts.

Equity — Upon the issuance of the second series of transition bonds in 2004, TXU Electric Delivery was required to contribute $3,948,885 to the capital subaccount, pledged as collateral for that series of transition bonds. This was in addition to the $2,500,000 that TXU Electric Delivery contributed to the capital subaccount for the first series of transition bonds issued in 2003.

FINANCING ACTIVITIES

The Company’s financial needs are limited to issuance of the transition bonds. There is no provision to allow for any other borrowings.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions— The terms of the indenture contain financial covenants that require maintenance of specified collateral deposits in proportion to the aggregate principal amount of the bonds outstanding. As of June 30, 2005, the Company was in compliance with such covenants.

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

On May 20, 2003, various electric cooperatives and municipally-owned utilities in TXU Electric Delivery’s service territory filed a petition for rulemaking with the Commission requesting that the Commission adopt a rule regarding the billing and collection of transition charges from end-use customers in multiply-certificated service areas who switched electricity providers after May 1, 1999. TXU Electric Delivery believes that the number of such customers is less than one hundred. The rule proposed by the petitioners only involves the method of collecting transition charges, including the liability in connection therewith, and would require the transition charges to be billed directly to those customers by the servicer, rather than by the applicable electric cooperative or municipally-owned utility. TXU Electric Delivery has filed a response to the petition stating that the proposed rule would violate the 1999 Restructuring Legislation and the Financing Order and has filed a complaint with the Commission requesting that the Commission order the electric cooperatives and municipally-owned utilities to implement the current procedure. The Commission has denied the rulemaking petition. On June 13, 2005, TXU Electric Delivery reached a settlement with the parties and withdrew its complaint without prejudice for refiling. The settlement agreement establishes a process by which the recovery of transition charges associated with switchover customers will be accomplished.

Servicing Risks

Inaccurate Forecasting or Unanticipated Delinquencies Could Result in Insufficient Funds to Make Scheduled Payments on the Transition Bonds. The transition charges are generally assessed based on customer usage, which includes kilowatts demanded and kilowatt-hours of electricity consumed by retail customers in TXU Electric Delivery’s service area. TXU Electric Delivery calculates the transition charges for each series of transition bonds according to the methodology approved by the Financing Order authorizing those transition charges. In addition, TXU Electric Delivery, as servicer, is required to file with the Commission periodic adjustment calculations for the transition charges. These adjustments are intended to provide, among other things, for timely payment of the transition bonds, but the frequency of these adjustments is limited to once per year for a standard true-up, no more than semi-annually (if payment dates on transition bonds are semi-annual) or not more than once every three months (if payment dates on the transition bonds are quarterly) for an interim true-up, but can be more frequently for a non-standard true-up. TXU Electric Delivery will generally base its adjustment calculations on any shortfalls or excess in collections from customers during the prior adjustment period and on projections of future electricity use and customers’ ability to pay their electric bills. If the servicer inaccurately forecasts electricity consumption or demand or underestimates customer delinquencies or charge-offs when setting or adjusting the transition charges, or if the effectiveness of the adjustments is delayed for any reason, there could be a shortfall or material delay in transition charge collections. A shortfall or material delay in transition charge collections could result in payment of principal of and interest on the transition bonds not being made according to the expected amortization schedule, thus lengthening the weighted average life of the transition bonds, or in payments of principal and interest not being made at all.

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

The Company has taken steps together with TXU Electric Delivery, as the seller of the transition property, to reduce the risk that in the event the seller or an affiliate of the seller were to become the debtor in a bankruptcy case, a court would order that the Company’s assets and liabilities be substantively consolidated with those of TXU Electric Delivery or an affiliate. These steps include the fact that the Company is a separate special purpose limited liability company, and the Company’s organizational documents prevent the Company from commencing a voluntary bankruptcy case without the unanimous affirmative vote of all the Company’s managers, including the managers independent of TXU Electric Delivery. Nonetheless, these steps may not be completely effective, and thus if TXU Electric Delivery or an affiliate of the seller were to become a debtor in a bankruptcy case, a court might order that the Company’s assets and liabilities be consolidated with those of TXU Electric Delivery or an affiliate. A decision by the bankruptcy court that, despite the separateness of the Company and TXU Electric Delivery, the two companies should be consolidated, would have a similar effect on a beneficial owner of transition bonds. Either decision could cause material delays in payment of, or losses on, the transition bonds and could materially reduce the value of an investment in such bonds. For example:

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

The Sale of the Transition Property Could Be Construed as a Financing and Not a Sale in a Case of TXU Electric Delivery’s Bankruptcy Which Could Delay or Limit Payment on the Transition Bonds. The 1999 Restructuring Legislation provides that the characterization of a transfer of transition property as a sale or other absolute transfer will not be affected or impaired in any manner by treatment of the transfer as a financing for federal or state tax purposes or financial reporting purposes. The Company and TXU Electric Delivery has treated the transaction as a sale under applicable law, although for financial reporting and federal and state income and franchise tax purposes the transaction has been treated as a financing and not a sale. In the event of a bankruptcy of TXU Electric Delivery, a party in interest in the bankruptcy may assert that the sale of the transition property to the Company was a financing transaction and not a sale or other absolute transfer and that the treatment of the transaction for financial reporting and tax purposes as a financing and not a sale lends weight to that position. In a recent bankruptcy court case involving LTV Steel Company, the debtor obtained an interim emergency motion to use collections from accounts and inventory that it had sold on the grounds that the sales were in fact disguised financings. The circumstances under which the LTV Steel Company ruling would be followed by other courts are not certain. If a court were to adopt reasoning similar to that of the court in the LTV Steel case or were otherwise to characterize the transaction as a financing, the Company would be treated as a secured creditor of TXU Electric Delivery in the bankruptcy proceedings. Although the Company would in that case have a security interest in the transition property, the Company would not likely be entitled to access to the transition charge collections during the bankruptcy and would be subject to the typical risks of a secured creditor in a bankruptcy case, including the possible bankruptcy risks described in the immediately preceding risk factor. As a result, repayment on the transition bonds could be significantly delayed and a plan of reorganization in the bankruptcy might permanently modify the amount and timing of payments to the Company of transition charge collections and therefore the amount and timing of funds available to the Company to make payments on the transition bonds.

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

Required Item	Filed as Exhibit or Furnished on Website

Monthly servicer report (Series 2004-1 for April 2005)	Exhibit 99 (a)(1)
Monthly servicer report (Series 2004-1 for May 2005)	Exhibit 99 (a)(2)
Monthly servicer report (Series 2004-1 for June 2005)	Exhibit 99 (a)(3)
Monthly servicer report (Series 2003-1 for April 2005)	Exhibit 99 (a)(4)
Monthly servicer report (Series 2003-1 for May 2005)	Exhibit 99 (a)(5)
Monthly servicer report (Series 2003-1 for June 2005)	Exhibit 99 (a)(6)

A statement reporting the balance in the collection accounts as of the end of the quarter	Exhibit 99 (b)

A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order; (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order.
Exhibit 99 (c)
Annual True-up of Transition Charges for the Series 2004-1 Transition Bonds	Exhibit 99 (d)
Statement of Series 2003-1 Outstanding Bond Balances	Exhibit 99 (e)(1)
Statement of Series 2004-1 Outstanding Bond Balances	Exhibit 99 (e)(2)
Semiannual Servicer’s Certificate February 2005	Exhibit 99 (f)

ITEM 6.	EXHIBITS

(a)	Exhibits:

Exhibits		As Exhibit

(15)	Letter re: Unaudited Financial Information
15			—	Letter from independent accountants as to unaudited interim financial information.
(32)	Section 1350 Certifications.
32(a)			—	Certification of Tom Baker, principal executive officer of TXU Electric Delivery Transition Bond Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)			—	Certification of H. Dan Farell, principal financial officer of TXU Electric Delivery Transition Bond Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)	Additional Exhibits.
99(a)(1)			—	Monthly Servicer Report (Series 2004-1 for April 2005)
99(a)(2)			—	Monthly Servicer Report (Series 2004-1 for May 2005)
99(a)(3)			—	Monthly Servicer Report (Series 2004-1 for June 2005)
99(a)(4)			—	Monthly Servicer Report (Series 2003-1 for April 2005)
99(a)(5)			—	Monthly Servicer Report (Series 2003-1 for May 2005)
99(a)(6)			—	Monthly Servicer Report (Series 2003-1 for June 2005)
99(b)			—	Statement of Balances as of June 30, 2005
99(c)			—
A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order; (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the Creditworthiness requirements of the Financing Order.

99(d)			—	Annual True-up of Transition Charges for the Series 2004-1 Transition Bonds filed May 13, 2005
99(e)(1)			—	Statement of Outstanding Bond Balances Series 2003-1
99(e)(2)			—	Statement of Outstanding Bond Balances Series 2004-1
99(f)			—	Semi-Annual Servicer’s Certificate

CERTIFICATION

I, H. Dan Farell, certify that:

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

Date: August 12, 2005

	By	/s/ H. Dan Farell
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

Date: August 12, 2005