Form 10-Q
period 2005-09-30
TXU ELECTRIC DELIVERY TRANSITION BOND CO LLC
filed 2005-11-14
CIK 1100179

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

— OR —

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-91935

TXU Electric Delivery Transition Bond Company LLC

(Exact Name of Registrant as Specified in its Charter)

Delaware	75-2851358
(State of Organization)	(I.R.S. Employer Identification No.)

500 N. Akard Street, Dallas, TX 75201	(214) 486-2000
(Address of Principal Executive Offices)(Zip Code)	(Registrant’s Telephone Number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 11, 2005, all outstanding membership interests in TXU Electric Delivery Transition Bond Company LLC were held by TXU Electric Delivery Company.

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

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

1999 Restructuring Legislation	legislation that restructured the electric utility industry in Texas to provide for retail competition

2004 Form 10-K	TXU Electric Delivery Transition Bond Company’s Annual Report on Form 10-K for the year ended December 31, 2004

Commission	Public Utility Commission of Texas

Company	TXU Electric Delivery Transition Bond Company LLC, a wholly-owned bankruptcy remote financing subsidiary of TXU Electric Delivery Company

ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the regional reliability coordinator of the various electricity systems within Texas

FASB	Financial Accounting Standards Board, the designated organization in the private sector for establishing standards for financial accounting and reporting

Financing Order	the financing order issued by the Commission on August 5, 2002 to Electric Delivery, its successors and assignees that provide transmission and distribution service

Moody’s	Moody’s Investors Services, Inc.

REP	retail electric provider

S&P	Standard & Poor’s, a division of the McGraw Hill Companies

Settlement Plan	regulatory settlement plan that received final approval by the Commission in January 2003

SFAS 71	Statement of Financial Accounting Standards No. 71, “Accounting for the Effect of Certain Types of Regulation”

TXU Electric Delivery	refers to TXU Electric Delivery Company, a subsidiary of US Holdings, or Electric Delivery and its consolidated bankruptcy remote financing subsidiary, TXU Electric Delivery Transition Bond Company LLC, depending on context

TXU Energy Holdings	refers to TXU Energy Company LLC, a subsidiary of US Holdings, and/or its consolidated subsidiaries, depending on context

US GAAP	accounting principles generally accepted in the United States of America

US Holdings	TXU US Holdings Company, a subsidiary of TXU Corp.

ii

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TXU ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Operating revenues:
Transition charge revenue	$47,585,792	$46,363,832	$115,469,758	$74,301,387
Investment income	335,433	79,943	878,348	146,272

Total operating revenues	47,921,225	46,443,775	116,348,106	74,447,659

Operating expenses:
Interest expense	13,740,306	14,362,898	41,694,109	27,293,982
Amortization of transition property	23,852,121	14,250,772	66,517,208	28,715,955
Over-recovery of transition charges	10,034,625	17,622,633	7,228,791	17,954,563
Servicing fees, administrative and general expenses	207,473	207,472	622,416	483,159

Total operating expenses	47,834,525	46,443,775	116,062,524	74,447,659

Net income	$86,700	$—	$285,582	$—

See Notes to Financial Statements

TXU ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows – operating activities:
Net income	$285,582	$—
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of transition property	66,517,208	28,715,955
Over-recovery of transition charges	7,228,791	17,954,563
Changes in operating assets	(7,655,859)	(16,390,233)
Changes in operating liabilities	3,858,003	7,371,914

Cash provided by operating activities	70,233,725	37,652,199

Cash flows – financing activities:
Proceeds from issuance of transition notes	—	789,777,000
Equity contribution from parent	—	3,948,885
Repayment of debt	(60,692,178)	(22,543,239)
Distribution paid to parent	(260,545)	—

Cash provided by (used in) financing activities	(60,952,723)	771,182,646

Cash flows – investing activities:
Purchase of transition property	—	(789,777,000)
Change in restricted funds	(9,281,002)	(19,057,845)

Cash used in investing activities	(9,281,002)	(808,834,845)

Net increase in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	1,000	1,000

Cash and cash equivalents, end of period	$1,000	$1,000

See Notes to Financial Statements

TXU ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$1,000	$1,000
Restricted cash	52,068,661	42,732,370
Accounts receivable - affiliate	1,209	—
Transition charge receivable:
Affiliates	14,914,424	12,622,632
All other	11,759,624	6,396,766

Total current assets	78,744,918	61,752,768
Investments:
Restricted funds held in trust	12,824,336	12,879,625
Transition property, net of accumulated amortization of $120,176,396 and $53,659,188	1,169,600,604	1,236,117,812

Total assets	$1,261,169,858	$1,310,750,205

LIABILITIES AND MEMBER’S EQUITY

Current liabilities:
Long-term debt due currently	$92,191,147	$90,305,053
Accounts payable - affiliate	115,381	181,162
Accrued interest	15,490,670	12,316,572
Other current liabilities	2,387,548	1,637,862

Total current liabilities	110,184,746	104,440,649
Transition bonds	1,104,853,314	1,167,431,586
Regulatory liability	29,656,876	22,428,085

Total liabilities	1,244,694,936	1,294,300,320
Member’s equity	16,474,922	16,449,885

Total liabilities and member’s equity	$1,261,169,858	$1,310,750,205

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

The Company was organized in November 1999 for the limited purposes of issuing transition bonds and purchasing and owning transition property (as defined in the 1999 Restructuring Legislation) acquired from TXU Electric Delivery. Transition property represents the irrevocable right to impose, collect and receive transition charges in an amount sufficient to pay the interest, fees, and expenses associated with the transition bonds, and the aggregate principal amount of the transition bonds. For legal purposes, the transition property has been sold to the Company by TXU Electric Delivery. The Company had no operations until August 2003. In connection with the acquisition of the transition property, the Company:

•	registered and issued transition bonds;

•	pledged its interest in the transition property and other transition bond collateral to secure the transition bonds;

•	has agreed to make debt service payments on the transition bonds; and

•	has agreed to perform other activities that are necessary, suitable or convenient to accomplish these purposes.

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

As a result of variations in customer usage, temporary over or under recovery of transition charges may occur. In such instances, the over-collateralization and the capital subaccounts are drawn down to make scheduled payments on the transition bonds if sufficient funds are not collected through transition charges. TXU Electric Delivery files, on behalf of the Company, an annual true-up adjustment with the Commission with respect to each series of transition bonds. The annual true-up adjustments for the first and second series of bonds are filed in August and May, respectively. In the filing, TXU Electric Delivery requests the Commission to increase or decrease the authorized transition charges such that, based on the then current forecast of customer usage, sufficient funds will be collected during the following year to meet the scheduled debt service payments and replenish the over-collateralization and capital subaccounts to their required level. The Company also has the right, under certain circumstances, to file interim true-up adjustment requests semi-annually if needed to make scheduled payments.

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

2. RELATED PARTY TRANSACTIONS

Pursuant to administration and servicing agreements between the Company and TXU Electric Delivery, TXU Electric Delivery furnishes to the Company, at a fixed fee per year, billing, payment processing, collection, clerical, secretarial and other accounting services, which are reflected as administrative and general expenses in the income statement. The Company’s expense for servicing and administration fees earned by TXU Electric Delivery totaled $193,805 and $192,207 for the three months ended September 30, 2005 and 2004, respectively, and totaled $581,416 and $443,206 for the nine months ended September 30, 2005 and 2004, respectively.

During the three months ended September 30, 2005 and 2004, transition charges billed to TXU Energy Holdings, which are included in operating revenues, totaled $25,597,472 and $27,211,178, respectively. During the nine months ended September 30, 2005 and 2004, transition charges billed to TXU Energy Holdings totaled $65,206,859 and $46,762,464, respectively. The balance of accounts receivable due from TXU Energy Holdings was $14,914,424 as of September 30, 2005 and $12,622,632 as of December 31, 2004.

The balance of accounts receivable due from TXU Electric Delivery was $1,209 as of September 30, 2005 and represents deposits billed by TXU Electric Delivery to REPs as security for payment of the REPs transition charges. TXU Electric Delivery, as servicer of the transition bonds, reviews the security amount for the REPs quarterly and requests increases when required.

In April 2005, TXU Energy Holdings made an early payment of its outstanding transition charges in the approximate amount of $2 million to cover a deficiency in transition charges for the second series of bonds. There can be no assurance that TXU Energy Holdings would agree to make another early payment in the future. See Note 3 to Financial Statements.

The Company receives interest income with respect to its indenture trustee reserve account and capital subaccounts. The Company intends to periodically distribute to TXU Electric Delivery interest income in the indenture trustee reserve account and interest income in the capital subaccounts as released by the indenture trustee. Interest income totaling $139,024 and $260,545 was distributed to TXU Electric Delivery in the third quarter and year-to-date 2005 periods, respectively.

3. FINANCING ARRANGEMENTS

Long-term Debt — At September 30, 2005 and December 31, 2004, the Company’s long-term debt consisted of the following:

	September 30, 2005	December 31, 2004
2.260% Fixed Series 2003 Bonds due in bi-annual installments through February 15, 2007	$44,696,293	$80,456,761
4.030% Fixed Series 2003 Bonds due in bi-annual installments through February 15, 2010	122,000,000	122,000,000
4.950% Fixed Series 2003 Bonds due in bi-annual installments through February 15, 2013	130,000,000	130,000,000
5.420% Fixed Series 2003 Bonds due in bi-annual installments through August 15, 2015	145,000,000	145,000,000
3.520% Fixed Series 2004 Bonds due in bi-annual installments through November 15, 2009	244,571,168	269,502,878
4.810% Fixed Series 2004 Bonds due in bi-annual installments through November 15, 2012	221,000,000	221,000,000
5.290% Fixed Series 2004 Bonds due in bi-annual installments through May 15, 2016	289,777,000	289,777,000

Total	1,197,044,461	1,257,736,639
Less amount due currently	92,191,147	90,305,053

Total Long-Term Debt	$1,104,853,314	$1,167,431,586

The bonds were issued in two series. The first series of bonds, with a total principal amount of $500,000,000, was issued on August 21, 2003, and the second series, with a total principal amount of $789,777,000, was issued on June 7, 2004.

The transition property sold to the Company is pledged as collateral for the bonds, as well as restricted cash in the capital subaccount at September 30, 2005 of $2,799,298. Collections of transition charges will be used to pay the principal, interest and associated costs of the transition bonds. The Company is required to maintain restricted cash pledged as collateral for the bonds in an amount equal to 0.5% of the initial aggregate principal amount of bonds outstanding. Should the transition charges collected through the specified payment dates listed above not provide adequate funds to make the scheduled payments of principal and interest, the transition charges can continue to be collected for approximately two years before the bond goes into default for non-payment.

Interim true-up — In the November 2004 interim true-up adjustment for the second series of transition bonds, TXU Electric Delivery, in its role as servicer of the second series of transition bonds, made an error in the calculation of the transition charges applicable to the Large General Service Secondary class of customers. This error was clerical in nature and resulted in the wrong number of forecasted kilowatt-hours for this particular rate class for the applicable period. The result of the error was that the transition charges billed for this customer class were lower than required to meet the May 16, 2005 scheduled principal payment on the second series of bonds (even considering the amount in the capital subaccount for that series of transition bonds, which was used to help meet the scheduled payment). In April 2005, TXU Electric Delivery, as servicer, requested that TXU Energy Holdings, as a REP, pay a portion of its then outstanding transition charges related to the second series of transition bonds early in an amount sufficient to cover the expected deficiency. Although not required to make such early payment, TXU Energy Holdings agreed to make an early payment of approximately $2 million. TXU Energy Holdings made this early payment with no compensation from either TXU Electric Delivery or the Company. As a result, the scheduled payment of principal and interest on the transition bonds was made in full. Although TXU Energy Holdings agreed to make an early payment of its outstanding transition charges, there can be no assurance that TXU Energy Holdings would agree to make another early payment.

4. MEMBER’S INTEREST

The Company receives interest income with respect to its indenture trustee reserve account and capital subaccounts. The Company intends to periodically distribute to TXU Electric Delivery interest income in the indenture trustee reserve account and interest income in the capital subaccounts as released by the indenture trustee. Interest income totaling $139,024 and $260,545 was distributed to TXU Electric Delivery in the third quarter and year-to-date 2005 periods, respectively.

The following table presents the changes in Member’s Interest for the nine months ended September 30, 2005:

Balance at December 31, 2004	$16,449,885
Distribution paid to parent	(260,545)
Net income	285,582

Balance at September 30, 2005	$16,474,922

5. RESTRICTED CASH

	Balance Sheet Classification At September 30, 2005		Balance Sheet Classification At December 31, 2004
	Current Assets	Investment	Current Assets	Investment
Collections related to securitization bonds used only to service debt and pay expenses (includes over-collateralization subaccount)	$52,068,661	$—	$42,732,370	$—
Funds for payment of fees associated with securitization (transition) bonds	—	10,025,038	—	10,093,149
Reserve for shortfalls of transition bond charges (capital subaccount)	—	2,799,298	—	2,786,476

Total	$52,068,661	$12,824,336	$42,732,370	$12,879,625

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TXU Electric Delivery Transition Bond Company LLC:

We have reviewed the accompanying condensed balance sheet of TXU Electric Delivery Transition Bond Company LLC (the “Company”) as of September 30, 2005, and the related condensed statements of income for the three-month and nine-month periods ended September 30, 2005 and 2004, and the condensed statements of cash flows for the nine-month periods ended September 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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

November 11, 2005

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

The Company was organized in November 1999 for the limited purposes of issuing transition bonds and purchasing and owning transition property (as defined in the 1999 Restructuring Legislation) acquired from TXU Electric Delivery. For legal purposes, the transition property has been sold to the Company by TXU Electric Delivery. The Company had no operations until August 2003. In connection with the acquisition of the transition property, the Company:

•	registered and issued transition bonds;

•	pledged its interest in the transition property and other transition bond collateral to secure the transition bonds;

•	has agreed to make debt service payments on the transition bonds; and

•	has agreed to perform other activities that are necessary, suitable or convenient to accomplish these purposes.

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

Also see Note 1 to Financial Statements.

RESULTS OF OPERATIONS

The nine month period ended September 30, 2004 included approximately four months of activity (three months of revenues) related to the second series of transition bonds issued June 7, 2004.

The three months ended September 30, 2005 and 2004 operating revenues of $47,921,225 and $46,443,775, respectively, included accrued net unbilled revenues of $763,547 and $5,097,863, respectively, as well as interest income on those funds collected of $335,433 and $79,943, respectively. The nine months ended September 30, 2005 and 2004 operating revenues of $116,348,106 and $74,447,659, respectively, included accrued net unbilled revenues of $1,839,304 and $5,316,766, respectively, as well as interest income on those funds collected of $878,348 and $146,272, respectively.

As discussed in Note 1, TXU Electric Delivery files for increases or decreases (true-ups) in transition charges with the Commission to ensure sufficient funds will be collected during the following year to meet scheduled payments on the bonds and to maintain the over-collateralization and capital subaccounts at the required levels. The latest filings included an interim true-up for the first series of bonds that was filed in November 2004 and the annual true-ups for both series of bonds that were filed in May and August 2005. Based on the approved transition charges and current forecast of customer usage, it is expected that revenues collected will be sufficient to make the scheduled payments.

As of September 30, 2005, the balance in the capital subaccount for the first series of transition bonds was $2,511,226 compared to the required level of $2,500,000 and for the second series of transition bonds was $288,072 compared to the required level of $3,948,885. Additionally, as of September 30, 2005, the balance in the over-collateralization subaccount for the first series of transition bonds was $418,326 compared to the required level of $416,666 and for the second series of transition bonds was zero compared to the required level of $329,074. There are no implications as a result of being below the required levels in the capital and over-collateralization subaccounts. The current transition charges for the second series of transition bonds have been designed to restore the capital and over-collateralization subaccounts for that series to their required levels by May 2006. Any future shortfalls in the subaccounts for either series of transition bonds would be addressed in future true-up filings.

To the extent revenues are greater or less than the total of interest expense excluding interest on the indenture trustee reserve and capital accounts, amortization of the transition property and other fees and expenses, the Company records an increase or decrease to expense for over/under-recovery of transition charges. For the three months ended September 30, 2005 and 2004, the Company recorded an over-recovery of transition charge expense and an offsetting increase to the regulatory liability of $10,034,625 and $17,622,633, respectively. For the nine months ended September 30, 2005 and 2004, the Company recorded an over-recovery of transition charge expense and an offsetting increase to the regulatory liability of $7,228,791 and $17,954,563, respectively.

Net income for the three and nine months ended September 30, 2005 was $86,700 and $285,582, respectively, and consists of interest earned on the indenture trustee reserve account and capital subaccounts. The Company intends to periodically distribute to TXU Electric Delivery interest income in the indenture trustee reserve account and interest income in the capital subaccounts as released by the indenture trustee.

FINANCIAL CONDITION

Cash Flows — Cash flows provided by operating activities for the nine months ended September 30, 2005 totaled $70,233,725 compared to $37,652,199 for the nine months ended September 30, 2004. The increase was primarily due to including a full nine months of revenues related to the second series of transition bonds (issued June 7, 2004) in 2005 as compared to 2004 including approximately three months of such revenues.

Cash flows used in financing activities totaled $60,952,723 in 2005 compared to $771,182,646 provided by financing activities in 2004. In 2005, two scheduled principal payments of $20,514,532 and $15,245,936 were made on the first series of transition bonds, and one scheduled principal payment of $24,931,710 was made on the second series of transition bonds. Also in 2005, distributions of interest income to TXU Electric Delivery totaled $260,545. In June 2004, the Company completed the issuance and sale of the second series of transition bonds in an aggregate principal amount of $789,777,000. TXU Electric Delivery contributed $3,948,885 to the capital subaccount as collateral for that series of transition bonds. Also in 2004, scheduled principal payments of $7,693,695 and $14,849,544 were made on the first series of transition bonds.

Cash flows used in investing activities totaled $9,281,002 in 2005 compared to $808,834,845 in 2004. The 2004 activity included the purchase of transition property from TXU Electric Delivery for $789,777,000. Activity in 2005 and 2004 included changes in the balances of all restricted cash accounts (See Note 5 to Financial Statements).

Equity — Upon the issuance of the second series of transition bonds in 2004, TXU Electric Delivery was required to contribute $3,948,885 to the capital subaccount, pledged as collateral for that series of transition bonds. This was in addition to the $2,500,000 that TXU Electric Delivery contributed to the capital subaccount for the first series of transition bonds issued in 2003.

The Company receives interest income with respect to its indenture trustee reserve account and capital subaccounts. The Company intends to periodically distribute to TXU Electric Delivery interest income in the indenture trustee reserve account and interest income in the capital subaccounts as released by the indenture trustee. Interest income totaling $139,024 and $260,545 was distributed to TXU Electric Delivery in the third quarter and year-to-date 2005 periods, respectively.

FINANCING ACTIVITIES

The Company’s financial needs are limited to issuance of the transition bonds. There is no provision to allow for any other borrowings.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — The terms of the indenture contain financial covenants that require maintenance of specified collateral deposits in proportion to the aggregate principal amount of the bonds outstanding. As of September 30, 2005, the Company was in compliance with such covenants.

CHANGES IN ACCOUNTING STANDARDS

There were no changes in accounting standards that affected the Company’s financial position or results of operations, and there are no new accounting standards that are expected to impact the Company.

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

Judicial, Legislative or Regulatory Actions That May Adversely Affect an Investment in Transition Bonds

Legal Action May Reduce the Value of an Investment in Transition Bonds. The transition property is created pursuant to the 1999 Restructuring Legislation and the Financing Order issued by the Commission. Investing in bonds payable from an asset that depends for its existence on recently enacted legislation with a limited history and judicial interpretation and regulatory implementation and interpretation is risky. The 1999 Restructuring Legislation was adopted in June 1999 by a vote of 142-4 in the Texas House and 27-3 in the Senate and signed into law by then Governor George W. Bush.

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

Customers Have Limited Experience in Paying the Transition Charges and Paying Through REPs. The transition charges were introduced to customers for the first time beginning with the billing period following the issuance of the first series of transition bonds. As a result, customers may be confused by changes in customer billing and payment arrangements. This confusion may cause the misdirection or delay of collections of transition charges. Generation and related services, including billing and collections, began to be provided by REPs as part of a pilot project in July 2001. All customers in areas of Texas subject to retail electric choice began to receive such services from REPs in January 2002. Given the relatively recent introduction of customer choice, there is limited information available as to how implementation is proceeding. Any problems arising from new and untested systems or any lack of experience on the part of the REPs with customer billing and collections could also cause delays in billing and collecting transition charges. These delays could result in shortfalls in transition charge collections and reduce the value of an investment in transition bonds. As of September 30, 2005, TXU Electric Delivery has not experienced any material problems with respect to its billing and collections of these transition charges from REPs.

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

Required Item	Filed as Exhibit or Furnished on Website

Monthly servicer report (Series 2004-1 for July 2005)	Exhibit 99 (a)(1)
Monthly servicer report (Series 2004-1 for August 2005)	Exhibit 99 (a)(2)
Monthly servicer report (Series 2004-1 for September 2005)	Exhibit 99 (a)(3)
Monthly servicer report (Series 2003-1 for July 2005)	Exhibit 99 (a)(4)
Monthly servicer report (Series 2003-1 for August 2005)	Exhibit 99 (a)(5)
Monthly servicer report (Series 2003-1 for September 2005)	Exhibit 99 (a)(6)

A statement reporting the balance in the collection accounts as of the end of the quarter	Exhibit 99 (b)

A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order; (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order.	Exhibit 99 (c)
Annual True-up of Transition Charges for the Series 2003-1 Transition Bonds	Exhibit 99 (d)
Statement of Series 2003-1 Outstanding Bond Balances	Exhibit 99 (e)(1)
Statement of Series 2004-1 Outstanding Bond Balances	Exhibit 99 (e)(2)
Semiannual Servicer’s Certificate August 2005	Exhibit 99 (f)

ITEM 6.	EXHIBITS

(a)     Exhibits:

Exhibits

(15)	Letter re: Unaudited Financial Information

15		—	Letter from independent accountants as to unaudited interim financial information.

(32)	Section 1350 Certifications.

32(a)		—	Certification of Tom Baker, principal executive officer of TXU Electric Delivery Transition Bond Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)		—	Certification of H. Dan Farell, principal financial officer of TXU Electric Delivery Transition Bond Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits.

99(a)(1)		—	Monthly Servicer Report (Series 2004-1 for July 2005)

99(a)(2)		—	Monthly Servicer Report (Series 2004-1 for August 2005)

99(a)(3)		—	Monthly Servicer Report (Series 2004-1 for September 2005)

99(a)(4)		—	Monthly Servicer Report (Series 2003-1 for July 2005)

99(a)(5)		—	Monthly Servicer Report (Series 2003-1 for August 2005)

99(a)(6)		—	Monthly Servicer Report (Series 2003-1 for September 2005)

99(b)		—	Statement of Balances as of September 30, 2005

99(c)		—	A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order; (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the Creditworthiness requirements of the Financing Order.

99(d)		—	Annual True-up of Transition Charges for the Series 2003-1 Transition Bonds filed August 15, 2005

99(e)(1)		—	Statement of Outstanding Bond Balances Series 2003-1

99(e)(2)		—	Statement of Outstanding Bond Balances Series 2004-1

99(f)		—	Semi-Annual Servicer’s Certificate August 2005

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

Date: November 11, 2005

By	/s/ H. Dan Farell
(H. Dan Farell, Senior Vice President and Principal Financial Officer of TXU Electric Delivery Company)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TXU ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

By	/s/ Stan Szlauderbach
Stan Szlauderbach Senior Vice President and Controller

Date: November 11, 2005