Form 10-K
period 2005-12-31
TXU ELECTRIC DELIVERY TRANSITION BOND CO LLC
filed 2006-03-09
CIK 1100179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

— OR —

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-91935

TXU Electric Delivery Transition Bond Company LLC

(Exact name of registrant as specified in its charter)

Delaware	75-2851358
(State of organization)	(I.R.S. Employer Identification No.)

500 N. Akard Street, Dallas, Texas 75201	(214) 486-2000
(Address of principal executive offices)(Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form-10K or any amendment to this Form 10-K.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer ad large accelerated filer” in Rule 12b-2 of the Exchange Act.    Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-accelerated filer  ☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 9, 2006, all outstanding common membership interests in TXU Electric Delivery Transition Bond Company LLC were held by TXU Electric Delivery Company.

TXU Electric Delivery Transition Bond Company LLC meets the conditions set forth in General Instructions (I) (1) (a) and (b) of Form 10-K and is therefore filing this report with the reduced disclosure format.

Periodic reports on Form 10-K and Form 10-Q and current reports on Form 8-K that contain financial information of TXU Electric Delivery Transition Bond Company LLC will be made available to the public, free of charge, on the TXU Electric Delivery Company website at http://www.txuelectricdelivery.com, shortly after they have been filed with the Securities and Exchange Commission. Upon request, TXU Electric Delivery Transition Bond Company LLC will furnish copies of the exhibits not included in this Form 10-K. See Appendix B of this Form 10-K for a description of the exhibits. TXU Electric Delivery Transition Bond Company LLC will provide copies of current reports not posted on the website upon request. The information on TXU Electric Delivery Company’s website shall not be deemed a part of, or incorporated by reference into, this report on Form 10-K.

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

1999 Restructuring Legislation	legislation that restructured the electric utility industry in Texas to provide for retail competition

2003 Bonds	refers collectively to the four series of securitization bonds issued in August 2003

2004 Bonds	refers collectively to the three series of securitization bonds issued in June 2004

2004 Form 10-K	TXU Electric Delivery Transition Bond Company’s Annual Report on Form 10-K for the year ended December 31, 2004

Commission	Public Utility Commission of Texas

Company	TXU Electric Delivery Transition Bond Company LLC, a wholly-owned bankruptcy remote financing subsidiary of TXU Electric Delivery Company

ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the regional reliability coordinator of the various electricity systems within Texas

FASB	Financial Accounting Standards Board, the designated organization in the private sector for establishing standards for financial accounting and reporting

Financing Order	the financing order issued by the Commission on August 5, 2002 to TXU Electric Delivery Company, its successors and assignees that provide transmission and distribution service

Indenture	the agreement (dated as of August 21, 2003) between TXU Electric Delivery Transition Bond Company, as issuer, and the Indenture Trustee, which describes the governing terms of, and secures payment of, the Transition Bonds

Indenture Trustee	The Bank of New York, a New York banking corporation

Moody’s	Moody’s Investors Services, Inc. (a credit rating agency)

REP	retail electric provider

S&P	Standard & Poor’s, a division of the McGraw Hill Companies (a credit rating agency)

Settlement Plan	regulatory settlement plan that received final approval by the Commission in January 2003

SFAS 71	Statement of Financial Accounting Standards No. 71, “Accounting for the Effect of Certain Types of Regulation”

Transition Bonds	refers collectively to the 2003 Bonds and the 2004 Bonds

TXU Electric Delivery	refers to TXU Electric Delivery Company, a subsidiary of TXU Corp., or TXU Electric Delivery and its consolidated bankruptcy remote financing subsidiary, TXU Electric Delivery Transition Bond Company LLC, depending on context

ii

TXU Energy Holdings	refers to TXU Energy Company LLC, a subsidiary of TXU Corp., and/or its consolidated subsidiaries, depending on context

US	United States of America

US GAAP	accounting principles generally accepted in the US

iii

PART I

Item 1. BUSINESS

BUSINESS

The Company is a bankruptcy remote special purpose Delaware limited liability company, wholly-owned by TXU Electric Delivery. TXU Electric Delivery is a wholly-owned subsidiary of TXU Corp. TXU Electric Delivery is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs that sell power in the north-central, eastern and western parts of Texas. TXU Electric Delivery provides the essential service of delivering electricity safely, reliably and economically to end-use consumers through its distribution systems, as well as providing transmission grid connections to merchant power plants and interconnection to other transmission grids in Texas.

The Company was organized in November 1999 for the limited purposes of issuing Transition Bonds and purchasing and owning transition property (as defined in the 1999 Restructuring Legislation) acquired from TXU Electric Delivery. For legal purposes, the transition property has been sold to the Company by TXU Electric Delivery. The Company had no operations until August 2003. In connection with the acquisition of the transition property, the Company:

•	registered and issued the Transition Bonds;

•	pledged its interest in the transition property and other Transition Bond collateral to secure the Transition Bonds;

•	has agreed to make debt service payments on the Transition Bonds; and

•	has agreed to perform other activities that are necessary, suitable or convenient to accomplish these purposes.

The Company is structured and operated in a manner such that in the event of bankruptcy proceedings against TXU Electric Delivery, the assets of the Company will not be consolidated into the bankruptcy estate of TXU Electric Delivery. TXU Electric Delivery is not the owner of the transition property described herein, and the assets of the Company are not available to pay creditors of TXU Electric Delivery or any of its affiliates.

LEGISLATIVE BACKGROUND

In September 1999, the Texas legislature passed the 1999 Restructuring Legislation to restructure the electric utility industry in Texas. The 1999 Restructuring Legislation provided for a transition to competition in the retail and generation markets for electricity beginning in January 2002, and provided for recovery of certain costs previously incurred by electric utilities. These costs consist of generation-related regulatory assets as well as stranded costs, which represent the excess of net book value over market value of generation assets (as such regulatory and generation assets are defined by the 1999 Restructuring Legislation). Recovery of these costs is provided through irrevocable, nonbypassable transition charges assessed on substantially all existing and future retail electric customers within a utility’s certificated service territory as it existed on May 1, 1999. The 1999 Restructuring Legislation authorized the Commission to issue a financing order approving the issuance of Transition Bonds to facilitate the recovery of generation-related regulatory assets and stranded costs. The Commission issued a financing order to TXU Electric Delivery on August 5, 2002.

Transition Property - The 1999 Restructuring Legislation and the Financing Order permitted TXU Electric Delivery to transfer its rights and interests in the Financing Order, including the right to collect transition charges pursuant to the 1999 Restructuring Legislation, to a special purpose entity (the Company) formed by TXU Electric Delivery to issue debt secured by the right to receive revenues arising from the transition charges. The electric utility’s right to receive the transition charges and its other rights and interests under the Financing Order constitute transition property transferred to the Company. The transition property represents the irrevocable right to impose, collect and receive transition charges in an amount sufficient to pay the interest, fees, and expenses associated with the Transition Bonds, and the aggregate principal amount of the Transition Bonds.

Transition Charges – TXU Electric Delivery and the Company have entered into servicing agreements to support the Transition Bonds. Transition charges are assessed and collected by TXU Electric Delivery as the servicer. The servicer manages, services, bills and collects payments in respect of the transition property under the terms of the servicing agreements. Transition charges are collected by the servicer from REPs that in effect collect transition charges from retail customers as part of their normal collection activities. The REPs must pay these billings to TXU Electric Delivery whether or not the REPs collect them from the retail customers. Transition charges are billed based on a retail customer’s actual consumption of electricity, or for certain classes of commercial customers, on the historical demand for electricity by such customers. The Commission reviews and adjusts transition charges at least once a year. This review is used to adjust any over or under collections during the preceding 12 months and to provide for recovery of amounts sufficient to pay all debt service and other required amounts and charges in connection with the Transition Bonds during the following 12 months.

Servicing Fees - As long as TXU Electric Delivery or its affiliate or agent acts as servicer, the annual aggregate servicing fee will be the greater of $400,000 for all series of outstanding Transition Bonds or 0.05% per annum of the initial principal amount of all series of outstanding Transition Bonds. If a successor servicer that is not affiliated with TXU Electric Delivery is appointed, it will be entitled to receive a servicing fee not in excess of 0.60% per year of the initial principal amount of outstanding Transition Bonds. The servicing fee will be recovered by the Company through the transition charges. In addition, under the servicing agreements, TXU Electric Delivery, as servicer, must seek interim and nonstandard true-up adjustments when certain conditions are met.

Administration Fees – TXU Electric Delivery and the Company have also entered into an administration agreement, whereby TXU Electric Delivery provides administrative services to the Company, such as clerical, secretarial and other accounting services, at a fixed fee per year. As long as TXU Electric Delivery or its affiliate or agent, act as administrator, the annual administration fee will be $50,000, payable in arrears on each payment date. TXU Electric Delivery, as administrator, is limited under the terms of the administration agreement to total compensation in the form of the annual administration fee of $50,000 plus any fees paid to third parties on behalf of the Company.

Operating Expenses – The Company can recover annual operating expenses, including the annual administration fee to TXU Electric Delivery, of $185,000 annually through the transition charges.

REQUIRED REPORTS

The Company has included in this annual report on Form 10-K or furnished on its website at www.txuelectricdelivery.com, as indicated, the following information in respect of each series of outstanding Transition Bonds, as required by the terms of the Indenture relating to the Transition Bonds. Exhibits that are filed as a part of this Form 10-K are listed in Appendix B.

Required Item	Filed as Exhibit or Furnished on Website
Monthly servicer report (Series 2004-1 for October 2005)	Exhibit 99 (a)(1)
Monthly servicer report (Series 2004-1 for November 2005)	Exhibit 99 (a)(2)
Monthly servicer report (Series 2004-1 for December 2005)	Exhibit 99 (a)(3)
Monthly servicer report (Series 2003-1 for October 2005)	Exhibit 99 (a)(4)
Monthly servicer report (Series 2003-1 for November 2005)	Exhibit 99 (a)(5)
Monthly servicer report (Series 2003-1 for December 2005)	Exhibit 99 (a)(6)

A statement reporting the balance in the collection accounts as of the end of each quarter	Exhibit 99 (b)

A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order.	Exhibit 99 (c)
Statement of Series 2003-1 Outstanding Bond Balances	Exhibit 99 (d)(1)
Statement of Series 2004-1 Outstanding Bond Balances	Exhibit 99 (d)(2)
Semi Annual Servicer’s Certificate November 2005	Exhibit 99 (e)

Item 1A. RISK FACTORS

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

The Transition Bonds are not insured or guaranteed by TXU Electric Delivery, including in its capacity as servicer, or by its ultimate parent, TXU Corp., any of its affiliates (other than the Company), the Indenture Trustee or any other person or entity. Thus, reliance for payment of the Transition Bonds must be based upon collections of the related transition charges, available funds on deposit in the applicable trust accounts held by the Indenture Trustee and any other credit enhancement described in the applicable prospectus supplement related to a series of Transition Bonds. The 2003 Bonds and the 2004 Bonds are payable only from collateral that secures each such series and not from transition charges imposed and collected for any other series of Transition Bonds. The organizational documents of the Company restrict the right to acquire other assets unrelated to the transactions described herein.

Judicial, Legislative or Regulatory Actions That May Adversely Affect an Investment in Transition Bonds

Legal Action May Reduce the Value of an Investment in Transition Bonds. The transition property is created pursuant to the 1999 Restructuring Legislation and the Financing Order. Investing in bonds payable from an asset that depends for its existence on legislation with limited history and judicial interpretation is risky.

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

Hunton & Williams LLP has rendered its opinion to the Company and TXU Electric Delivery in connection with the issuance of the 2003 Bonds, and rendered a similar opinion to the Company and TXU Electric Delivery in connection with the 2004 Bonds, that under the laws of the State of Texas and the United States, holders of the Transition Bonds could successfully challenge under the Federal Contracts Clause and the Texas Contracts Clause the constitutionality of any legislation passed by the State of Texas, including the Commission, which becomes law that repeals or amends the 1999 Restructuring Legislation in such a manner that substantially impairs the value of the rights of the holders of the Transition Bonds or the transition charges prior to the time that the Transition Bonds are fully paid and discharged, unless it was determined that such repeal or amendment was a legitimate and reasonable exercise of the State of Texas’ sovereign powers and reasonable and necessary to serve a significant and legitimate public purpose. Further, Hunton & Williams LLP rendered to the Company and TXU Electric Delivery its opinion that a court would conclude that adverse action by the Texas legislature or the Commission that repeals the State of Texas’ pledge to the holders of the Transition Bonds or otherwise adversely affects the transition property would constitute a compensable “taking” under the Takings Clauses of the United States and Texas Constitutions, if the court determines that any such action is an intentional action by the Texas legislature or the Commission, effects a regulatory taking of the transition property and is for public use. There is no assurance, however, that, even if a court were to award just compensation, it would be sufficient to pay the full amount of principal and interest on the Transition Bonds.

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

On May 20, 2003, various electric cooperatives and municipally-owned utilities in TXU Electric Delivery’s service territory filed a petition for rulemaking with the Commission requesting that the Commission adopt a rule regarding the billing and collection of transition charges from end-use customers in multi-certificated service areas who switched electricity providers after May 1, 1999. TXU Electric Delivery believes that the number of such customers is less than one hundred. The rule proposed by the petitioners only involves the method of collecting transition charges, including the liability in connection therewith, and would require the transition charges to be billed directly to those customers by the servicer, rather than by the applicable electric cooperative or municipally-owned utility. TXU Electric Delivery has filed a response to the petition stating that the proposed rule would violate the 1999 Restructuring Legislation and the Financing Order and has filed a complaint with the Commission requesting that the Commission order the electric cooperatives and municipally-owned utilities to implement the current procedure. The Commission has denied the rulemaking petition. On June 13, 2005, TXU Electric Delivery reached a settlement with the parties and withdrew its complaint without prejudice for refiling. The settlement agreement establishes a process by which the recovery of transition charges associated with switchover customers will be accomplished.

Servicing Risks

Inaccurate Forecasting or Unanticipated Delinquencies Could Result in Insufficient Funds to Make Scheduled Payments on the Transition Bonds. The transition charges are generally assessed based on customer usage, which includes kilowatts demanded and kilowatt-hours of electricity consumed by retail customers in TXU Electric Delivery’s service area. TXU Electric Delivery calculates the transition charges for each series of Transition Bonds according to the methodology approved by the Financing Order authorizing those transition charges. In addition, TXU Electric Delivery, as servicer, is required to file with the Commission periodic adjustment calculations for the transition charges. These adjustments are intended to provide, among other things, for timely payment of the Transition Bonds, but the frequency of these adjustments is limited to once per year for a standard true-up, no more than semi-annually (if payment dates on Transition Bonds are semi-annual) or not more than once every three months (if payment dates on the Transition Bonds are quarterly) for an interim true-up, but can be more frequently for a nonstandard true-up. TXU Electric Delivery will generally base its adjustment calculations on any shortfalls or excess in collections from customers during the prior adjustment period and on projections of future electricity use and customers’ ability to pay their electric bills. If the servicer inaccurately forecasts electricity consumption or demand or underestimates customer delinquencies or charge-offs when setting or adjusting the transition charges, or if the effectiveness of the adjustments is delayed for any reason, there could be a shortfall or material delay in transition charge collections. A shortfall or material delay in transition charge collections could result in payment of principal of and interest on the Transition Bonds not being made according to the expected amortization schedule, thus lengthening the weighted average life of the Transition Bonds, or in payments of principal and interest not being made at all.

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

Under the intercreditor agreement among the Company, TXU Electric Delivery, the Transition Bond parties and the parties to TXU Corp.’s receivables financing program, a replacement servicer would require the agreement of both the Indenture Trustee and the other parties to the intercreditor agreement. If the Indenture Trustee and the other parties are unable to agree on a replacement servicer within 10 business days, TXU Electric Delivery’s independent registered public accounting firm (independent auditors) would appoint the replacement servicer.

It May Be Difficult to Collect the Transition Charges from REPs. As part of the restructuring of the Texas electric industry, retail customers in TXU Electric Delivery’s service territory began, as of January 1, 2002, or in limited circumstances by participating in a pilot project, sooner, purchasing electricity and related services from REPs rather than TXU Electric Delivery. TXU Electric Delivery is no longer permitted to sell electricity directly to retail customers. TXU Corp. currently has organized an affiliated REP to provide electricity and related services to retail customers in TXU Electric Delivery’s service territory. In the future, TXU Corp. may establish additional affiliated REPs or divest itself of one or more affiliated REPs. REPs, including TXU Corp.’s affiliated REP, issue a single bill to retail customers purchasing electricity from a REP. The 1999 Restructuring Legislation requires TXU Electric Delivery to allow each REP, including TXU Corp.’s affiliated REP, pursuant to a tariff to be filed by TXU Electric Delivery and approved by the Commission, to issue a single bill to customers purchasing electricity from that REP. This single bill includes all charges related to purchasing electricity from the REP, including delivery services from TXU Electric Delivery and the applicable transition charges. Retail customers will pay transition charges to REPs who supply them with electric power. The REPs will be obligated to remit payments of transition charges to the servicer less a specified percentage allowance for charge-offs or delinquent customer accounts whose service has been terminated, within 35 days of billing from the servicer, even if the REPs do not collect the charges from retail customers. The charge-off percentage will initially be based on the servicer’s system-wide charge-off percentage but will then be recalculated annually for each REP in conjunction with the true-up adjustment process. Each REP’s recourse for transition charge payments remitted to the servicer but not collected ultimately from customers will be limited to a credit against future transition charge payments unless the REP and the servicer agree to alternative arrangements, but in no event will the REP have recourse to the Company or the Company’s funds for such payments. In the event that the REP does not pay the transition charges to the servicer, the servicer will have the right to collect transition charges directly from those retail customers who receive their electricity bills from a REP and have not paid the REP. REPs will bill most retail customers for the transition charges, and as a result the Company will have to rely on a relatively small number of entities for the collection of the bulk of the transition charges. The servicer will not pay any shortfalls resulting from the failure of any REP to forward transition charge collections. This may adversely affect an investment in Transition Bonds because:

•	REPs might use more permissive standards in bill collection and credit appraisal than TXU Electric Delivery’s affiliated REP uses, with respect to its customers, or might be less effective in billing and collecting. As a result, those REPs may not be as successful in collecting the transition charges as the servicer anticipated when setting the transition charge.

•	If a REP defaults, the REP must either (i) allow the provider of last resort (“POLR”) or another certified REP of the customer’s choosing to assume responsibility for billing and collecting transition charges from the REP’s retail customers, (ii) implement other mutually agreeable arrangements with the servicer or (iii) arrange at the REP’s own expense for all amounts owed by its customers to be paid into a lock box controlled by the servicer. In no event may the servicer directly bill a retail customer for service that was previously billed by the REP and previously paid by that customer to the REP. In addition, if a replacement REP assumes the billing and collecting responsibility during the period of a REP default, billing and collections may be delayed due to the need to convert to such replacement provider’s systems or because such replacement provider may not have adequate or complete information.

•	A default by a REP which collects from a large number of customers would have a greater impact than a default by a single customer.

•	The bankruptcy of a REP may cause a delay in or prohibition of the enforcement of rights against the REP, including the right to payment to the servicer of transition charges previously collected by the REP, or to comply with financial provisions of the 1999 Restructuring Legislation or other state law.

•	Any security deposit or other form of credit support made or deposited by a REP may not be sufficient to cover any shortfalls resulting from a failure of that REP to forward transition charges to TXU Electric Delivery as servicer.

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

Changes to Billing and Collection Practices May Reduce the Value of An Investment in Transition Bonds. The Financing Order issued to TXU Electric Delivery under the 1999 Restructuring Legislation sets forth the methodology for determining the amount of the transition charges the Company may impose on each customer. The servicer cannot change this methodology without approval from the Commission. However, TXU Electric Delivery, as servicer, may set its own billing and collection arrangements with REPs and with those customers from whom it collects the transition charges directly, provided that these arrangements comply with Commission customer safeguards. For example, to recover part of an outstanding bill, TXU Electric Delivery may agree to extend a REP’s or a customer’s payment schedule or to write-off the remaining portion of the bill including transition charges. Also, TXU Electric Delivery, or a successor to TXU Electric Delivery as servicer, may change billing and collection practices. Any change to billing and collection practices may have an adverse or unforeseen impact on the timing and amount of customer payments and may reduce the amount of transition charge collections and thereby limit the Company’s ability to make scheduled payments on the Transition Bonds. Separately, the Commission may require changes to these practices. Any changes in billing and collection regulation might adversely affect the billing terms and the terms of remittances by REPs to the servicer or make it more difficult for the servicer to collect the transition charges. These changes may adversely affect the value of the Transition Bonds and their amortization, and, accordingly, their weighted average lives.

Limits on Rights to Terminate Service May Make it More Difficult to Collect Transition Charges. An important element of an electric utility’s policies and procedures relating to credit and collections is the right to terminate or disconnect service on account of nonpayment. The Financing Order provides that the sale of transition property by TXU Electric Delivery includes all rights of TXU Electric Delivery to authorize disconnection of electric service for nonpayment of transition charges. The Financing Order provides that, if the servicer is billing customers for transition charges, the servicer shall have the right to terminate service for nonpayment of transition charges pursuant to the Commission rules. Nonetheless, Texas statutory requirements and the rules and regulations of the Commission, which may change from time to time, regulate and control the right to terminate service. In August 2002, the Commission adopted new rules that significantly changed POLR service. Under the new POLR rules, instead of being transferred to the POLR, nonpaying residential and small nonresidential customers served by affiliated REPs are subject to disconnection. Nonpaying residential and small nonresidential customers served by nonaffiliated REPs are transferred to the affiliated REP. Nonpaying large non-residential customers can be disconnected by any REP if the customer’s contract does not preclude it. Thus, within the new POLR framework, the POLR provides electric service only to customers who request POLR service, whose selected REP goes out of business, or who are transferred to the POLR by other REPs for reasons other than nonpayment. Effective June 1, 2004, REPs that meet certain conditions will be permitted to request disconnection of nonpaying customers. TXU Electric Delivery’s affiliated REP and the other REPs may not terminate service to a customer on (1) a weekend day, (2) a day when the previous day’s high temperature did not exceed 32 degrees Fahrenheit and is predicted to remain at or below that level for the next 24 hours or (3) a day for which the National Weather Service issues a heat advisory for any county in the service territory, or when a heat advisory has been issued for either of the two prior calendar days. As a result, REPs must provide service to these customers during this period without recouping transition charges from these customers. This could cause a REP to go out of business, which may reduce the amount of transition charge collections available for payments on the Transition Bonds, although any associated reduction in payments would be factored into the transition charge true-up adjustments.

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

A bankruptcy court generally follows state property law on issues such as those addressed by the state law provisions described above. However, a bankruptcy court has authority not to follow state law if it determines that the state law is contrary to a paramount federal bankruptcy policy or interest. If a bankruptcy court in a TXU Electric Delivery bankruptcy refused to enforce one or more of the state property law provisions described above for this reason, the effect of this decision on a beneficial owner of Transition Bonds might be similar to the treatment to be received in an TXU Electric Delivery bankruptcy if the Transition Bonds had been issued directly by TXU Electric Delivery.

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

The Sale of the Transition Property Could Be Construed as a Financing and Not a Sale in a Case of TXU Electric Delivery’s Bankruptcy Which Could Delay or Limit Payment on the Transition Bonds. The 1999 Restructuring Legislation provides that the characterization of a transfer of transition property as a sale or other absolute transfer will not be affected or impaired in any manner by treatment of the transfer as a financing for federal or state tax purposes or financial reporting purposes. The Company and TXU Electric Delivery have treated the transaction as a sale under applicable law, although for financial reporting and federal and state income and franchise tax purposes the transaction has been treated as a financing and not a sale. In the event of a bankruptcy of TXU Electric Delivery, a party in interest in the bankruptcy may assert that the sale of the transition property to the Company was a financing transaction and not a sale or other absolute transfer and that the treatment of the transaction for financial reporting and tax purposes as a financing and not a sale lends weight to that position. In a recent bankruptcy court case involving LTV Steel Company, the debtor obtained an interim emergency motion to use collections from accounts and inventory that it had sold on the grounds that the sales were in fact disguised financings. The circumstances under which the LTV Steel Company ruling would be followed by other courts are not certain. If a court were to adopt reasoning similar to that of the court in the LTV Steel case or were otherwise to characterize the transaction as a financing, the Company would be treated as a secured creditor of TXU Electric Delivery in the bankruptcy proceedings. Although the Company would in that case have a security interest in the transition property, the Company would not likely be entitled to access to the transition charge collections during the bankruptcy and would be subject to the typical risks of a secured creditor in a bankruptcy case, including the possible bankruptcy risks described in the immediately preceding risk factor. As a result, repayment on the Transition Bonds could be significantly delayed and a plan of reorganization in the bankruptcy might permanently modify the amount and timing of payments to the Company of transition charge collections and therefore the amount and timing of funds available to the Company to make payments on the Transition Bonds.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

The Company does not own any tangible property, other than books and records. The primary asset of the Company is the transition property described in Item 1. Business.

Item 3. LEGAL PROCEEDINGS

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Not applicable. All outstanding common membership interests in the Company are held by TXU Electric Delivery.

Item 6. SELECTED FINANCIAL DATA

Item 6 is not presented herein as TXU Electric Delivery meets the conditions set forth in General Instruction (I) (1) (a) and (b).

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required hereunder for the Company in its reduced format as allowed for under the General Instruction (I)(1)(a) and (b) is set forth under Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Appendix A to this report.

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required hereunder for the Company is set forth under Report of Independent Registered Public Accounting Firm, Statements of Income, Cash Flows, Balance Sheets, Member’s Interest and Notes to Financial Statements included in Appendix A of this report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9a. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect as of December 31, 2005. Based on the evaluation performed, the Company’s management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective.

There have been no changes in the Company’s internal controls over financial reporting that have occurred during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9b. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item 10 is not presented herein as the Company meets the conditions set forth in General Instruction (I) (1) (a) and (b).

Item 11. EXECUTIVE COMPENSATION

Item 11 is not presented herein as the Company meets the conditions set forth in General Instruction (I) (1) (a) and (b).

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 12 is not presented herein as the Company meets the conditions set forth in General Instruction (I) (1) (a) and (b).

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Item 13 is not presented herein as the Company meets the conditions set forth in General Instruction (I) (1) (a) and (b).

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company has no Audit Committee of its own, but relies upon the TXU Corp Audit Committee (Committee). The Committee has adopted a policy related to the engagement of TXU Corp.’s independent auditor. The policy provides that in addition to the audit of the financial statements, related quarterly reviews and other audit services, and providing services necessary to complete SEC filings, Deloitte & Touche LLP may be engaged to provide nonaudit services described herein. Prior to engagement, all services to be rendered by the independent auditors must be authorized by the Committee in accordance with preapproval procedures which are defined in the policy. The preapproval procedures require (i) the annual review and preapproval by the Committee of all anticipated audit and nonaudit services; and (ii) the quarterly preapproval by the Committee of services, if any, not previously approved and the review of the status of previously approved services. The Committee may also approve certain ongoing nonaudit services not previously approved in limited circumstances provided for in the SEC rules. All services performed by the independent auditor in 2005 were preapproved.

The policy defines those nonaudit services which Deloitte & Touche LLP may also be engaged to provide as follows: (i) audit-related services (e.g. due diligence, accounting consultations and audits related to mergers, acquisitions and divestitures, employee benefit plan audits; accounting and financial reporting standards consultation; internal control reviews; and the like); (ii) tax-related services (e.g. tax compliance; general tax consultation and planning; tax advice related to mergers; acquisitions, and divestitures and the like); and (iii) other services (e.g. process improvement, review and assurance; litigation and rate case assistance; general research; forensic and investigative services; training services and the like). The policy prohibits the engagement of Deloitte & Touche LLP to provide (i) bookkeeping or other services related to the accounting records or financial statements of the Company, (ii) financial information systems design and implementation services; (iii) appraisal or valuation services, fairness opinions, or contribution in-kind reports; (iv) actuarial services; (v) internal audit outsourcing services; (vi) management or human resources functions; (vii) broker-dealer, investment advisor, or investment banking services; (viii) legal and expert services unrelated to the audit; and (ix) any other services that the Public Company Accounting Oversight Board determines, by regulation, to be impermissible. In addition, the policy prohibits the independent auditor from providing tax or financial planning advice to any officer of the Company.

Compliance with the Committee’s policy relating to the engagement of Deloitte & Touche LLP will be monitored on behalf of the Committee by TXU Corp.’s chief internal audit executive. Reports from Deloitte & Touche LLP and the chief internal audit executive describing the services provided by the firm and fees for such services will be provided to the Committee no less often than quarterly.

For the years ended December 31, 2005 and 2004, fees billed to the Company by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates were as follows:

	2005	2004
Audit Fees. Fees for services necessary to perform the annual audit, review SEC filings, fulfill statutory and other attest service requirements and provide comfort letters and consents	$112,000	$98,000

Audit-Related Fees. Fees for services including employee benefit plan audits, due diligence related to mergers, acquisitions and divestitures, accounting consultations and audits in connection with acquisitions, internal control reviews, attest services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards	—	38,000

Tax Fees. Fees for tax compliance, tax planning, and tax advice related to mergers and acquisitions, divestitures, and communications with and requests for rulings from taxing authorities	—	—

All Other Fees. Fees for services including process improvement reviews, forensic accounting reviews, litigation and rate case assistance	—	—

Total	$112,000	$136,000

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Report:

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

TXU ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

Date: March 9, 2006
	By	/s/ T. L. BAKER
(T. L. Baker, as Chairman and Chief Executive of TXU Electric Delivery Company, the Servicer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of TXU Electric Delivery Transition Bond Company LLC and in the capacities and on the date indicated.

Signature	Title	Date
/s/ T. L. BAKER	Principal Executive
(T. L. Baker, Chairman and Chief Executive)	Officer and Manager	March 9, 2006

/s/ H. DAN FARELL	Principal Financial Officer	March 9, 2006
(H. Dan Farell, Senior Vice President and Principal Financial Officer)

/s/ STAN SZLAUDERBACH	Principal Accounting Officer	March 9, 2006
(Stan Szlauderbach, Senior Vice President)

/s/ DAVID A. CAMPBELL	Manager	March 9, 2006
(David A. Campbell)

/s/ KIRK R. OLIVER	Manager	March 9, 2006
(Kirk R. Oliver)

/s/ ERIC H. PETERSON	Manager	March 9, 2006
(Eric H. Peterson)

Appendix A

TXU ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

INDEX TO FINANCIAL INFORMATION

December 31, 2005

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

BUSINESS

The Company is a bankruptcy remote special purpose Delaware limited liability company, wholly-owned by TXU Electric Delivery. TXU Electric Delivery is a wholly-owned subsidiary of TXU Corp. TXU Electric Delivery is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs that sell power in the north-central, eastern and western parts of Texas.

The Company was organized in November 1999 for the limited purposes of issuing Transition Bonds and purchasing and owning transition property (as defined in the 1999 Restructuring Legislation) acquired from TXU Electric Delivery. Transition property represents the irrevocable right to impose, collect and receive transition charges in an amount sufficient to pay the interest, fees, and expenses associated with the Transition Bonds, and the aggregate principal amount of the Transition Bonds. For legal purposes, the transition property has been sold to the Company by TXU Electric Delivery. The Company had no operations until August 2003. In connection with the acquisition of the transition property, the Company:

•	registered and issued the Transition Bonds;

•	pledged its interest in the transition property and other Transition Bond collateral to secure the Transition Bonds;

•	has agreed to make debt service payments on the Transition Bonds; and

•	has agreed to perform other activities that are necessary, suitable or convenient to accomplish these purposes.

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

Also see Note 1 to Financial Statements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are detailed in Note 1 to Financial Statements. The Company follows accounting principles generally accepted in the US.

Revenue Recognition — The Company’s revenue includes an estimate for the transition charges billed to REPs by TXU Electric Delivery, as servicer, from the meter reading date to the end of the period (unbilled revenues). The unbilled revenue is based on actual daily revenues for the most recent period, adjusted for weather and other measurable factors that affect consumption, applied to the number of unmetered days through the end of the period. Accrued unbilled revenues totaled $1,265,590, $4,139,808 and $2,534,155 at December 31, 2005, 2004 and 2003, respectively.

Restricted Cash – The Company has established collection accounts with the Indenture Trustee for each series of Transition Bonds. Transition charge collection and payment amounts are applied or withdrawn, as required by the Indenture, from one of the following four subaccounts:

•	General – holds funds to pay allocated Company expenses and make payments and transfers including principal, interest and other amounts as required;

•	Over-collateralization – holds funds to cover any shortfall in transition charge collections. Required funds in the subaccount will be collected, as scheduled, by the servicer over the expected life of the Transition Bonds and are scheduled to ultimately equal 0.50% of the initial principal amount of the Transition Bonds;

•	Reserve – holds funds in excess of the amount necessary to make payments specified from general account described above;

•	Capital – contains the initial capital contribution of 0.50% of the principal amount of each series of Transition Bonds. Funds in this account are available to the Indenture Trustee to make payments in the event the other three subaccounts are not sufficient. Any funds used from this account are replenished by the Indenture Trustee from subsequent excess transition charge collections. Required funds in the subaccount are equal to 0.50% of the initial principal amount of the Transition Bonds.

The Company has also established an Indenture Trustee reserve account with the Indenture Trustee to provide for the payment of fees incurred by the Indenture Trustee associated with the Transition Bonds in excess of the annual operating expenses allowed to be collected through the transition charges.

RESULTS OF OPERATIONS

The financial statements of the Company reflect the receipt of cash on billed revenues, the amortization of the transition property and the disbursement of cash to make debt service payments on the Transition Bonds. The results of operations for the period ended December 31, 2005 included twelve months of revenues, expenses and cash flow activity related to both the 2004 Bonds and the 2003 Bonds. The results of operations for the periods ended December 31, 2004 and 2003 included revenues, expenses and cash flow activity for that period the 2004 Bonds and 2003 Bonds were outstanding.

Operating Revenues

	Year Ended December 31,
	2005	2004	2003
Billed revenues	$150,329,788	$102,256,006	$16,927,419
Accrued net unbilled revenues	1,265,590	4,139,808	2,534,155
Investment income	1,386,593	317,460	20,819

Total operating revenues	$152,981,971	$106,713,274	$19,482,393

As discussed in Note 1 to Financial Statements, TXU Electric Delivery files for increases or decreases (true-ups) in transition charges with the Commission to ensure sufficient funds will be collected during the following year to meet scheduled debt service payments on the Transition Bonds and to maintain the over-collateralization and capital subaccounts at the required levels. The latest filings included annual true-ups filed in May and August 2005 for both series of Transition Bonds and an interim true-up filed in November 2004 for the 2003 Bonds. Based on the approved transition charges and current forecast of customer usage, it is expected that revenues collected will be sufficient to make the scheduled payments. Also see discussion in Note 3 to Financial Statements regarding the interim true-up in November 2004.

As of December 31, 2005, restricted cash included the balance in the capital subaccount of $2,533,440 compared to the required level of $2,500,000 for the 2003 Bonds and $421,492 compared to the required level of $3,948,885 for the 2004 Bonds. Additionally, as of December 31, 2005, the balance in the over-collateralization subaccount for the 2003 Bonds was $421,980 compared to the required level of $416,666 and for the 2004 Bonds was zero compared to the required level of $493,611. There are no implications as a result of being above or below the required levels in the capital and over-collateralization subaccounts. The current transition charges for the 2004 Bonds have been designed to restore the capital and over-collateralization subaccounts for that series to their required levels by May 2006. Any future shortfalls in the subaccounts for either series of Transition Bonds would be addressed in future true-up filings.

To the extent revenues, excluding interest on the Indenture Trustee reserve and capital accounts, are greater or less than the total of interest expense, amortization of the transition property and other fees and expenses, the Company records an increase or decrease to expense for over/under-recovery of transition charges. For the twelve months ended December 31, 2005, 2004 and 2003, the Company recorded an expense for over-recovery of transition charges with an offsetting increase to the regulatory liability of $5,632,408, $16,657,167 and $5,770,918, respectively.

Net income for the twelve months ended December 31, 2005 was $369,376 and consists of interest earned on the Indenture Trustee reserve account and capital subaccounts. The Company intends to periodically distribute to TXU Electric Delivery interest income in the Indenture Trustee reserve account and interest income in the capital subaccounts as released by the Indenture Trustee.

FINANCIAL CONDITION

Cash Flows — Cash flows provided by operating activities were $93,605,022 in 2005, $58,798,553 in 2004 and $12,405,917 in 2003. The 2005 increase over 2004 was primarily due to receiving a full year of revenues related to the 2004 Bonds in 2005 as compared to approximately six months of such revenues in 2004. The 2004 increase over 2003 was primarily due to receiving in 2004 a full year of revenues related to the 2003 Bonds and approximately six months of revenues related to the 2004 Bonds, as compared to 2003 including approximately four months of revenues from the 2003 Bonds.

Financing activities used cash flows of $90,645,256 in 2005 and provided cash flows of $761,685,524 and $512,500,000 in 2004 and 2003, respectively. Financing activities for each period are summarized in the table below:

	Year Ended December 31,
	2005	2004	2003
Cash provided by (used in) financing activities:
Proceeds from issuance of 2003 Bonds	$—	$—	$500,000,000
Equity contribution from parent to the capital subaccount for the 2003 Bonds	—	—	2,500,000
Equity contribution from parent to the Indenture Trustee reserve account	—	—	10,000,000
Proceeds from issuance of 2004 Bonds	—	789,777,000	—
Equity contribution from parent to the capital subaccount for the 2004 Bonds	—	3,948,885	—
Repayment of debt on the 2003 Bonds	(35,760,468)	(22,543,239)	—
Repayment of debt on the 2004 Bonds	(54,544,585)	(9,497,122)	—
Distributions of interest income earned on the Indenture Trustee reserve account to parent	(340,203)	—	—

Total cash provided (used in) financing activities	$(90,645,256)	$761,685,524	$512,500,000

Cash flows used in investing activities were $2,959,766 in 2005, $820,484,077 in 2004 and $524,904,917 in 2003. The 2004 and 2003 activity included the purchase of transition property from TXU Electric Delivery for $789,777,000 and $500,000,000, respectively. The remaining investing activity in 2005, 2004 and 2003 consisted of changes in the balances of all restricted cash accounts.

Equity — Upon the issuance of the 2004 Bonds, TXU Electric Delivery was required to contribute $3,948,885 to the capital subaccount included in restricted cash, which is pledged as collateral for that series of Transition Bonds. This was in addition to the $2,500,000 that TXU Electric Delivery contributed to the capital subaccount for the 2003 Bonds.

The Company receives interest income with respect to its Indenture Trustee reserve account and capital subaccounts. The Company intends to periodically distribute to TXU Electric Delivery interest income in the Indenture Trustee reserve account and interest income in the capital subaccounts as released by the Indenture Trustee. Interest income totaling $340,203 was distributed to TXU Electric Delivery in the year ended December 31, 2005. The distribution was recorded as a reduction in Member’s Interest. No distributions were made to TXU Electric Delivery in the years ended December 31, 2004 or 2003.

FINANCING ACTIVITIES

The Company’s financing needs are limited to issuance of the Transition Bonds. There is no provision to allow for any other borrowings.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — The terms of the Indenture contain financial covenants that require maintenance of specified collateral deposits in proportion to the aggregate principal amount of the Transition Bonds outstanding. As of December 31, 2005, the Company was in compliance with such covenants.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by the Company contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to the risks discussed under “RISK FACTORS THAT MAY AFFECT FUTURE RESULTS” and the following important factors, among others that could cause the actual results of the Company to differ materially from those projected in such forward-looking statements:

•	state or federal legislative or regulatory developments;

•	national or regional economic conditions;

•	the accuracy of the servicer’s estimates of market demand and prices for energy;

•	the accuracy of the servicer’s estimates of industrial, commercial and residential growth in TXU Electric Delivery’s service territory, including related estimates of conservation and electric usage efficiency;

•	weather conditions and other natural phenomena affecting retail electric customer energy usage;

•	acts of sabotage, terrorist activities or other catastrophic events;

•	the speed, degree and effect of continued electric industry restructuring;

•	the operating performance of TXU Electric Delivery’s facilities and third-party suppliers of electric energy in TXU Electric Delivery’s service territory;

•	the accuracy of the servicer’s estimates of the payment patterns of retail electric customers, including the rate of delinquencies and any collections curves; and

•	the operational and financial ability of REPs to bill and collect transition charges and make timely payments of amounts billed by the servicer to the REPs for transition charges.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of

TXU Electric Delivery Transition Bond Company LLC:

We have audited the accompanying balance sheets of TXU Electric Delivery Transition Bond Company LLC (the “Company”) as of December 31, 2005 and 2004, and the related statements of income, cash flows and member’s interest for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 7, 2006

TXU ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

STATEMENTS OF INCOME

	Year Ended December 31,
	2005	2004	2003
Operating revenues:
Transition charge revenue	$151,595,378	$106,395,814	$19,461,574
Investment income	1,386,593	317,460	20,819

Total operating revenues	152,981,971	106,713,274	19,482,393

Operating expenses:
Interest expense	55,261,049	41,454,452	7,777,756
Amortization of transition property	90,889,250	47,911,024	5,748,164
Over-recovery of transition charges	5,632,408	16,657,167	5,770,918
Servicing fees, administrative and general expenses	829,888	690,631	185,555

Total operating expenses	152,612,595	106,713,274	19,482,393

Net income	$369,376	$—	$—

See Notes to Financial Statements

TXU ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
Cash flows - operating activities:
Net income	$369,376	$—	$—
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of transition property	90,889,250	47,911,024	5,748,164
Over-recovery of transition charges	5,632,408	16,657,167	5,770,918
Changes in operating assets	(3,375,019)	(11,532,312)	(7,486,087)
Changes in operating liabilities	89,007	5,762,674	8,372,922

Cash provided by operating activities	93,605,022	58,798,553	12,405,917

Cash flows - financing activities:
Proceeds from issuance of Transition Bonds	—	789,777,000	500,000,000
Equity contribution from parent	—	3,948,885	12,500,000
Repayment of debt	(90,305,053)	(32,040,361)	—
Distribution paid to parent	(340,203)	—	—

Cash provided by (used in) financing activities	(90,645,256)	761,685,524	512,500,000

Cash flows - investing activities:
Purchase of transition property	—	(789,777,000)	(500,000,000)
Change in restricted funds	(2,959,766)	(30,707,077)	(24,904,917)

Cash used in investing activities	(2,959,766)	(820,484,077)	(524,904,917)

Net increase in cash and cash equivalents	—	—	1,000
Cash and cash equivalents, beginning of period	1,000	1,000	—

Cash and cash equivalents, end of period	$1,000	$1,000	$1,000

See Notes to Financial Statements

TXU ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

BALANCE SHEETS

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$1,000	$1,000
Restricted cash	45,587,656	42,732,370
Accounts receivable - affiliate	28,727	—
Transition charge receivable:
Affiliates	11,175,991	12,622,632
All other	11,189,699	6,396,766

Total current assets	67,983,073	61,752,768
Investments:
Restricted funds held in trust	12,984,105	12,879,625
Transition property, net of accumulated amortization of $144,548,438 and $53,659,188	1,145,228,562	1,236,117,812

Total assets	$1,226,195,740	$1,310,750,205

LIABILITIES AND MEMBER’S INTEREST
Current liabilities:
Long-term debt due currently	$93,096,974	$90,305,053
Accounts payable - affiliate	159,992	181,162
Accrued interest	11,773,505	12,316,572
Other current liabilities	2,291,106	1,637,862

Total current liabilities	107,321,577	104,440,649
Transition bonds	1,074,334,612	1,167,431,586
Regulatory liability	28,060,493	22,428,085

Total liabilities	1,209,716,682	1,294,300,320
Member’s interest	16,479,058	16,449,885

Total liabilities and member’s interest	$1,226,195,740	$1,310,750,205

See Notes to Financial Statements

TXU ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

STATEMENTS OF MEMBER’S INTEREST

	Year Ended December 31,
	2005	2004	2003
Member’s interest:
Balance at beginning of year	$16,449,885	$12,501,000	$1,000
Equity contributions from parent	—	3,948,885	12,500,000
Distributions paid to parent	(340,203)	—	—
Net income	369,376	—	—

Total member’s interest at end of year	$16,479,058	$16,449,885	$12,501,000

See Notes to Financial Statements

TXU ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

NOTES TO FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

Description of Business – The Company is a bankruptcy remote special purpose Delaware limited liability company, wholly-owned by TXU Electric Delivery. TXU Electric Delivery is a wholly-owned subsidiary of TXU Corp. TXU Electric Delivery is a regulated electricity transmission and distribution company, principally engaged in providing delivery services to REPs that sell electricity in the north-central, eastern and western parts of Texas.

The Company was organized in November 1999 for the limited purposes of issuing Transition Bonds and purchasing and owning transition property (as defined in the 1999 Restructuring Legislation) acquired from TXU Electric Delivery. Transition property represents the irrevocable right to impose, collect and receive transition charges in an amount sufficient to pay the interest, fees, and expenses associated with the Transition Bonds, and the aggregate principal amount of the Transition Bonds. For legal purposes, the transition property has been sold to the Company by TXU Electric Delivery. The Company had no operations until August 2003. In connection with the acquisition of the transition property, the Company:

•	registered and issued the Transition Bonds;

•	pledged its interest in the transition property and other Transition Bond collateral to secure the Transition Bonds;

•	has agreed to make debt service payments on the Transition Bonds; and

•	has agreed to perform other activities that are necessary, suitable or convenient to accomplish these purposes.

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

Use of Estimates — The preparation of the Company’s financial statements requires management to make estimates and assumptions about future events that affect the reporting and disclosure of assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense. In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. No material adjustments, other than those disclosed elsewhere herein, were made to previous estimates during the current year.

Regulatory Assets and Liabilities — The Company’s business meets the applicability criteria of SFAS 71. This accounting standard recognizes the cost-based rate making process, which may result in differences in the application of generally accepted accounting principles between regulated and non-regulated entities.

Revenue Recognition — The Company records revenue for transition charges under the accrual method of accounting. Revenues are recognized when transition charges are billed to REPs by TXU Electric Delivery, as servicer, to customers on the basis of periodic cycle meter readings. The Company’s revenue includes an estimate for the transition charges billed to REPs by TXU Electric Delivery, as servicer, from the meter reading date to the end of the period (unbilled revenues). The unbilled revenue is based on actual daily revenues for the most recent period, adjusted for weather and other measurable factors that affect consumption, applied to the number of unmetered days through the end of the period.

Interim and annual true-up adjustments — As a result of variations in customer usage, temporary over or under recovery of transition charges may occur. In such instances where sufficient funds are not collected through transition charges, the over-collateralization and the capital subaccounts are drawn down to make scheduled payments on the Transition Bonds. TXU Electric Delivery files, on behalf of the Company, an annual true-up adjustment with the Commission with respect to each series of Transition Bonds. The annual true-up adjustments for the 2003 Bonds and the 2004 Bonds are filed in August and May, respectively. In the filing, TXU Electric Delivery requests the Commission to increase or decrease the authorized transition charges such that, based on the then current forecast of customer usage, sufficient funds will be collected during the following year to meet the scheduled debt service payments and replenish the over-collateralization and capital subaccounts to their required level. The Company also has the right, under certain circumstances, to file interim true-up adjustment requests semi-annually if needed to make scheduled payments.

Amortization — The transition property acquired from TXU Electric Delivery, which totaled $1,289,777,000 at acquisition date, is amortized over the life of the Transition Bonds in an amount equal to the scheduled principal payments of the original debt amounts.

Investment Income — The Company earns investment income on funds held by the Indenture Trustee, including the Indenture Trustee reserve account established to cover any future trustee fees and expenses associated with the Transition Bonds. These funds held by the Indenture Trustee are invested as allowed by the Indenture. Investment income on transition charge collections is recognized as earned.

Income and Other Taxes — The Company is organized as a single-member limited liability company and will not be subject to US federal income tax as an entity separate from TXU Electric Delivery. In addition, the Company’s receipt of transition property, transition charges and short-term earnings from investments of the transition charges will not be subject to state and local tax. Accordingly, there is no provision for federal, state or local taxes.

Comprehensive Income — There are no other components of comprehensive income besides net income.

2. RELATED PARTY TRANSACTIONS

Pursuant to administration and servicing agreements between the Company and TXU Electric Delivery, TXU Electric Delivery furnishes to the Company, at a fixed fee per year, billing, payment processing, collection, clerical, secretarial and other accounting services, which are reflected as administrative and general expenses in the income statement. The Company’s expense for servicing and administration activities performed by TXU Electric Delivery totaled $775,221, $636,479 and $169,793 for the years ended December 31, 2005, 2004 and 2003, respectively.

During the years ended December 31, 2005, 2004 and 2003, transition charges billed to the REP subsidiary of TXU Energy Holdings, which are included in operating revenues, totaled $82,720,978, $70,309,612 and $14,177,528, respectively. The balance of accounts receivable due from the REP subsidiary of TXU Energy Holdings was $11,175,991, $12,622,632 and $5,581,423 as of December 31, 2005, 2004 and 2003, respectively.

The balance of accounts receivable due from TXU Electric Delivery was $28,727 as of December 31, 2005 and represents deposits billed by TXU Electric Delivery to REPs as security for payment of the REPs transition charges. TXU Electric Delivery, as servicer of the Transition Bonds, reviews the security amount for the REPs quarterly and requests increases when required.

The Company receives interest income with respect to its Indenture Trustee reserve account and capital subaccounts. Interest income totaling $340,203 was distributed to TXU Electric Delivery in the year ended December 31, 2005. The distribution was recorded as a reduction in Member’s Interest. No distributions were made to TXU Electric Delivery in the years ended December 31, 2004 or 2003.

Also see discussion in Note 3 under “Interim true-up.”

3. FINANCING ARRANGEMENTS

Long-term Debt — At December 31, 2005 and 2004, the Company’s long-term debt consisted of the following:

	December 31,
	2005	2004

2.260% Fixed Series 2003 Bonds due in bi-annual installments through February 15, 2007	$44,696,293	$80,456,761
4.030% Fixed Series 2003 Bonds due in bi-annual installments through February 15, 2010	122,000,000	122,000,000
4.950% Fixed Series 2003 Bonds due in bi-annual installments through February 15, 2013	130,000,000	130,000,000
5.420% Fixed Series 2003 Bonds due in bi-annual installments through August 15, 2015	145,000,000	145,000,000
3.520% Fixed Series 2004 Bonds due in bi-annual installments through November 15, 2009	214,958,293	269,502,878
4.810% Fixed Series 2004 Bonds due in bi-annual installments through November 15, 2012	221,000,000	221,000,000
5.290% Fixed Series 2004 Bonds due in bi-annual installments through May 15, 2016	289,777,000	289,777,000

Total	1,167,431,586	1,257,736,639

Less amount due currently	93,096,974	90,305,053

Total Long-Term Debt	$1,074,334,612	$1,167,431,586

The Transition Bonds were issued in two series. The 2003 Bonds were issued on August 21, 2003, with a total principal amount of $500,000,000, and the 2004 Bonds were issued on June 7, 2004, with a total principal amount of $789,777,000.

The transition property sold to the Company, as well as restricted cash in the capital subaccount at December 31, 2005 of $2,954,932 are pledged as collateral for the Transition Bonds. Collections of transition charges will be used to pay the principal, interest and associated costs of the Transition Bonds. The Company is required to maintain restricted cash pledged as collateral for the Transition Bonds in an amount equal to 0.5% of the initial aggregate principal amount of Transition Bonds outstanding. Should the transition charges collected through the specified payment dates listed above not provide adequate funds to make the scheduled payments of principal and interest, the transition charges can continue to be collected for approximately two years before the Transition Bond goes into default for nonpayment.

Maturity and sinking fund requirements for the years 2006 through 2010 and thereafter under long-term debt instruments outstanding at December 31, 2005, were as follows:

Year
2006	$93,096,974
2007	96,548,577
2008	99,433,391
2009	103,243,824
2010	107,824,974
Thereafter	667,283,846

Total	$1,167,431,586

The fair value of the outstanding Transition Bonds was approximately $1,163,000,000 and $1,281,000,000 as of December 31, 2005 and 2004, respectively. The fair values are estimated at the lesser of either the call price or the market value as determined by quoted market prices.

Interim true-up — In the November 2004 interim true-up adjustment for the 2004 Bonds, TXU Electric Delivery, in its role as servicer of the 2004 Bonds, made an error in the calculation of the transition charges applicable to the Large General Service Secondary class of customers. This error was clerical in nature and resulted in the wrong number of forecasted kilowatt-hours for this particular rate class for the applicable period. The result of the error was that the transition charges billed for this customer class were lower than required to meet the May 16, 2005 scheduled principal payment on the 2004 Bonds (even considering the amount in the capital subaccount for that series of Transition Bonds, which was used to help meet the scheduled payment). In April 2005, TXU Electric Delivery, as servicer, requested that TXU Energy Holdings (through its REP subsidiary) pay a portion of its then outstanding transition charges related to the 2004 Bonds early in an amount sufficient to cover the expected deficiency. Although not required to make such early payment, TXU Energy Holdings agreed to make an early payment of approximately $2 million. TXU Energy Holdings made this early payment with no compensation from either TXU Electric Delivery or the Company. As a result, the scheduled payment of principal and interest on the Transition Bonds was made in full.

Financial Covenants — The terms of the Indenture contain financial covenants that require maintenance of specified collateral deposits in proportion to the aggregate principal amount of the Transition Bonds outstanding. As of December 31, 2005, the Company was in compliance with such covenants.

4. MEMBER’S INTEREST

The Company receives interest income with respect to its Indenture Trustee reserve account and capital subaccounts. Interest income totaling $340,203 was distributed to TXU Electric Delivery in the year ended December 31, 2005. No distributions were made to TXU Electric Delivery in the years ended December 31, 2004 or 2003.

5. RESTRICTED CASH

	Balance Sheet Classification
	At December 31, 2005		At December 31, 2004
	Current Assets	Investment	Current Assets	Investment
Collections related to Transition Bonds used only to service debt and pay expenses (includes over-collateralization subaccount of $421,980, —, — and —)	$45,587,656	$—	$42,732,370	$—
Funds for payment of fees associated with Transition Bonds	—	10,029,173	—	10,093,149
Reserve for shortfalls of Transition Bond charges (capital subaccount)	—	2,954,932	—	2,786,476

Total	$45,587,656	$12,984,105	$42,732,370	$12,879,625

APPENDIX B

TXU Electric Delivery Transition Bond Company LLC Exhibits to 2005 Form 10-K

Exhibits	Previously Filed* With File Number	As Exhibit

3(i)	Articles of Incorporation.

3(a)	333-91935 (Form 8-K filed August 28, 2003)	4(b)	—	Amended and Restated Certificate of Formation dated as of August 11, 2003.

3(ii)	By-laws

3(b)	333-91935 (Form 8-K filed August 28, 2003)	4(a)	—	Amended and Restated Limited Liability Company Agreement dated as of August 21, 2003.

4	Instruments defining the rights of security holders.

4(a)	333-91935 (Form 8-K filed August 28, 2003)	4(c)	—	Indenture dated as of August 21, 2003.

4(b)	333-91935 (Form 8-K filed August 28, 2003)	4(d)	—	Series 2003-1 Supplement dated as of August 21, 2003.

4(c)	333-91935 (Form 8-K filed June 14, 2004)	4	—	Series 2004-1 Supplement dated as of June 7, 2004.

10	Material Contracts.

10(a)	333-91935 (Form 8-K filed August 28, 2003)	10(a)	—	Series 2003-1 Transition Property Purchase and Sale Agreement dated as of August 21, 2003.

10(b)	333-91935 (Form 8-K filed August 28, 2003)	10(b)	—	Series 2003-1 Transition Property Servicing Agreement dated as of August 21, 2003.

10(c)	333-91935 (Form 8-K filed June 14, 2004)	10(a)	—	Series 2004-1 Transition Property Purchase and Sale Agreement dated as of June 7, 2004.

10(d)	333-91935 (Form 8-K filed June 14, 2004)	10(b)	—	Series 2004-1 Transition Property Servicing Agreement dated as of June 7, 2004.

10(e)	333-91935 (Form 8-K filed August 28, 2003)	10(c)	—	Administration Agreement dated as of August 21, 2003.

10(f)	333-91935 (Form 8-K filed August 28, 2003)	10(d)	—	Intercreditor Agreement dated as of August 21, 2003.

B-1

Exhibits	Previously Filed* With File Number	As Exhibit

(23)	Consent of Experts.

23			—	Consent of Deloitte & Touche, LLP, Independent Auditors for TXU Electric Delivery Transition Bond Company LLC.

(32)	Section 1350 Certifications.

32(a)			—	Certification of T. L. Baker, principal executive officer of TXU Electric Delivery Transition Bond Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)			—	Certification of H. Dan Farell, principal financial officer of TXU Electric Delivery Transition Bond Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(35)	Servicer Compliance Statement.

35			—	Certification of H. Dan Farell, as principal executive officer of TXU Electric Delivery Company, the Servicer.

(99)	Additional Exhibits.

99(a)(1)			—	Monthly Servicer Report (Series 2004-1 for October 2005)

99(a)(2)			—	Monthly Servicer Report (Series 2004-1 for November 2005)

99(a)(3)			—	Monthly Servicer Report (Series 2004-1 for December 2005)

99(a)(4)			—	Monthly Servicer Report (Series 2003-1 for October 2005)

99(a)(5)			—	Monthly Servicer Report (Series 2003-1 for November 2005)

99(a)(6)			—	Monthly Servicer Report (Series 2003-1 for December 2005)

99(b)			—	Statement of Balances as of December 31, 2005

99(c)			—	A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the Creditworthiness requirements of the Financing Order.

99(d)(1)			—	Statement of Outstanding Bond Balances Series 2003-1

99(d)(2)			—	Statement of Outstanding Bond Balances Series 2004-1

99(e)			—	Semi-Annual Servicer’s Certificate November 2005

*	Incorporated herein by reference.

B-2