Form 10-Q
period 2006-03-31
TXU ELECTRIC DELIVERY TRANSITION BOND CO LLC
filed 2006-05-12
CIK 1100179

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________

FORM 10-Q

[√] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

— OR —

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
_____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):
Large Accelerated Filer __ Accelerated Filer ___ Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes___    No ☑
As of May 11, 2006, all outstanding membership interests in TXU Electric Delivery Transition Bond Company LLC were held by TXU Electric Delivery Company.

TXU Electric Delivery Transition Bond Company LLC meets the conditions set forth in General Instructions (H) (1) (a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format.

TABLE OF CONTENTS

		Page
GLOSSARY		ii

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Statements of Income —
	Three Months Ended March 31, 2006 and 2005	1

	Condensed Statements of Cash Flows —
	Three Months Ended March 31, 2006 and 2005	2

	Condensed Balance Sheets —
	March 31, 2006 and December 31, 2005	3

	Notes to Condensed Financial Statements	4

	Report of Independent Registered Public Accounting Firm	6

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	7

Item 4.	Controls and Procedures	9

PART II.	OTHER INFORMATION

	Required Reports	10

Item 1A.	Risk Factors	11

Item 6.	Exhibits	11

SIGNATURE		12

TXU Electric Delivery Transition Bond Company files periodic reports on Form 10-K and Form 10-Q and current reports on Form 8-K which are generally made available to the public, free of charge, on the TXU Electric Delivery Company website at http://www.txuelectricdelivery.com, shortly after they have been filed with the Securities and Exchange Commission. To the extent any of those reports are not posted on the TXU Electric Delivery Company website, TXU Electric Delivery Transition Bond Company will provide copies of such reports upon request. The information on TXU Electric Delivery Company’s website shall not be deemed a part of, or incorporated by reference into, this report on Form 10-Q.

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

1999 Restructuring Legislation	legislation that restructured the electric utility industry in Texas to provide for retail competition
2003 Bonds	refers collectively to the four series of securitization bonds issued in August 2003
2004 Bonds	refers collectively to the three series of securitization bonds issued in June 2004
2005 Form 10-K	TXU Electric Delivery Transition Bond Company’s Annual Report on Form 10-K for the year ended December 31, 2005
Commission	Public Utility Commission of Texas
Company	TXU Electric Delivery Transition Bond Company LLC, a wholly-owned bankruptcy remote financing subsidiary of TXU Electric Delivery Company
ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the regional reliability coordinator of the various electricity systems within Texas
Financing Order	the financing order issued by the Commission on August 5, 2002 to TXU Electric Delivery Company, its successors and assignees that provide transmission and distribution service
Indenture
the agreement (dated as of August 21, 2003) between TXU Electric Delivery Transition Bond Company, as issuer, and the Indenture Trustee, which describes the governing terms of, and secures payment of, the Transition Bonds

Indenture Trustee	The Bank of New York, a New York banking corporation
Moody’s	Moody’s Investors Services, Inc. (a credit rating agency)
REP	retail electric provider
S&P	Standard & Poor’s Rating Services, a division of the McGraw Hill Inc. Companies (a credit rating agency)
Settlement Plan	regulatory settlement plan that received final approval by the Commission in January 2003
Transition Bonds	refers collectively to the 2003 Bonds and the 2004 Bonds
TXU Corp.	refers to TXU Corp., a holding company, and/or its consolidated subsidiaries, depending on context
TXU Electric Delivery
refers to TXU Electric Delivery Company, a subsidiary of TXU Corp., and/or its consolidated bankruptcy remote financing subsidiary, TXU Electric Delivery Transition Bond Company LLC, depending on context

TXU Energy Holdings	refers to TXU Energy Company LLC, a subsidiary of TXU Corp., and/or its consolidated subsidiaries, depending on context
US	United States of America
US GAAP	accounting principles generally accepted in the US

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TXU ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005

Operating revenues:
Transition charge revenue	$35,599,816	$32,535,218
Investment income	564,885	250,783
Total operating revenues	36,164,701	32,786,001

Operating expenses:
Interest expense	13,377,496	14,060,728
Amortization of transition property	22,144,990	21,405,972
Over/(under) recovery of transition charges	296,864	(3,009,692)
Servicing fees, administrative and general expenses	207,472	207,472
Total operating expenses	36,026,822	32,664,480

Net income	$137,879	$121,521

See Notes to Financial Statements

TXU ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005

Cash flows - operating activities:
Net income	$137,879	$121,521
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of transition property	22,144,990	21,405,973
Over/(under)-recovery of transition charges	296,864	(3,009,692)
Changes in operating assets	664,546	1,028,682
Changes in operating liabilities	3,497,613	3,743,003
Cash provided by operating activities	26,741,892	23,289,487

Cash flows - financing activities:
Repayment of debt	(20,936,802)	(20,514,532)
Cash used in financing activities	(20,936,802)	(20,514,532)

Cash flows - investing activities:
Change in restricted funds	(5,672,373)	(2,774,955)
Cash used in investing activities	(5,672,373)	(2,774,955)

Net increase in cash and cash equivalents	132,717	—
Cash and cash equivalents, beginning of period	1,000	1,000
Cash and cash equivalents, end of period	$133,717	$1,000

See Notes to Financial Statements

TXU ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$133,717	$1,000
Restricted cash	51,267,554	45,587,656
Accounts receivable - affiliate	―	28,727
Transition charge receivable:
Affiliates	11,051,424	11,175,991
All other	10,678,447	11,189,699
Total current assets	73,131,142	67,983,073
Investments:
Restricted funds held in trust	12,976,580	12,984,105
Transition property, net of accumulated amortization
of $166,693,428 and $144,548,438	1,123,083,572	1,145,228,562

Total assets	$1,209,191,294	$1,226,195,740

LIABILITIES AND MEMBER'S INTEREST

Current liabilities:
Long-term debt due currently	$93,493,300	$93,096,974
Accounts payable - affiliate	98,874	159,992
Accrued interest	15,040,634	11,773,505
Other current liabilities	2,582,708	2,291,106
Total current liabilities	111,215,516	107,321,577
Transition bonds	1,053,001,484	1,074,334,612
Regulatory liability	28,357,357	28,060,493
Total liabilities	1,192,574,357	1,209,716,682
Member’s interest	16,616,937	16,479,058

Total liabilities and member's interest	$1,209,191,294	$1,226,195,740

See Notes to Financial Statements

TXU ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES

Business - The Company is a bankruptcy remote special purpose Delaware limited liability company, wholly-owned by TXU Electric Delivery. The Company was organized for the limited purpose of purchasing and owning transition property and issuing securitization (transition) bonds to recover generation-related regulatory assets, as well as, stranded costs and other qualified costs. TXU Electric Delivery is a wholly-owned subsidiary of TXU Corp. TXU Electric Delivery is a regulated electricity transmission and distribution company, principally engaged in providing delivery services to REPs that sell electricity in the north-central, eastern and western parts of Texas.

Basis of Presentation— The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the US and on the same basis as the audited financial statements included in its 2005 Form 10-K. All adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the condensed interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in the 2005 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year.

2. RELATED-PARTY TRANSACTIONS

Pursuant to administration and servicing agreements between the Company and TXU Electric Delivery, TXU Electric Delivery furnishes to the Company, at a fixed fee per year, billing, payment processing, collection, clerical, secretarial and other accounting services, which are reflected as administrative and general expenses in the income statement. The Company’s expense for servicing and administration activities performed by TXU Electric Delivery totaled $193,805 for the three months ended March 31, 2006 and 2005.

During the three months ended March 31, 2006 and 2005, transition charges billed to the REP subsidiary of TXU Energy Holdings, which are included in operating revenues, totaled $16,968,962 and $19,719,115, respectively. The balance of the transition charge receivable due from the REP subsidiary of TXU Energy Holdings was $11,051,424 as of March 31, 2006 and $11,175,991 as of December 31, 2005.

The balance of accounts receivable due from TXU Electric Delivery was zero and $28,727 as of March 31, 2006 and December 31, 2005, respectively, and represents amounts billed by TXU Electric Delivery, as servicer, to REPs as security deposits for payment of the REPs transition charges. TXU Electric Delivery, as servicer of the Transition Bonds, reviews the security amount for the REPs quarterly and requests increases when required.

The Company receives interest income with respect to the indenture trustee reserve account and capital subaccounts. The Company intends to periodically distribute to TXU Electric Delivery interest income in its indenture trustee reserve account and capital subaccounts as it is released by the Indenture Trustee. Interest income was released by the Indenture Trustee; however, no distributions were made to TXU Electric Delivery in the first three months of 2006 or 2005.

3.  FINANCING ARRANGEMENTS

Long-term debt — At March 31, 2006 and December 31, 2005, the Company’s long-term debt consisted of the following:

	March 31,	December 31,
	2006	2005

2.260% Fixed Series 2003 Bonds due in bi-annual installments through February 15, 2007	$23,759,491	$44,696,293
4.030% Fixed Series 2003 Bonds due in bi-annual installments through February 15, 2010	122,000,000	122,000,000
4.950% Fixed Series 2003 Bonds due in bi-annual installments through February 15, 2013	130,000,000	130,000,000
5.420% Fixed Series 2003 Bonds due in bi-annual installments through August 15, 2015	145,000,000	145,000,000
3.520% Fixed Series 2004 Bonds due in bi-annual installments through November 15, 2009	214,958,293	214,958,293
4.810% Fixed Series 2004 Bonds due in bi-annual installments through November 15, 2012	221,000,000	221,000,000
5.290% Fixed Series 2004 Bonds due in bi-annual installments through May 15, 2016	289,777,000	289,777,000
Total	1,146,494,784	1,167,431,586

Less amount due currently	(93,493,300)	(93,096,974)

Total long-term debt	$$1,053,001,484	$$1,074,334,612

The Transition Bonds were issued in two series. The 2003 Bonds were issued on August 21, 2003, with a total principal amount of $500,000,000, and the 2004 Bonds were issued on June 7, 2004, with a total principal amount of $789,777,000.

The transition property sold to the Company, as well as restricted cash of $2,942,245 in the capital subaccount at March 31, 2006, are pledged as collateral for the Transition Bonds. Collections of transition charges will be used to pay the principal, interest and associated costs of the Transition Bonds. The Company is required to maintain restricted cash pledged as collateral for the Transition Bonds in an amount equal to 0.5% of the initial aggregate principal amount of Transition Bonds outstanding. Should the transition charges collected through the specified payment dates listed above not provide adequate funds to make the scheduled payments of principal and interest, the transition charges can continue to be collected for approximately two years before the Transition Bonds go into default for nonpayment.

Financial Covenants— The terms of the Indenture contain financial covenants that require maintenance of specified collateral deposits in proportion to the aggregate principal amount of the Transition Bonds outstanding. As of March 31, 2006, the Company was in compliance with such covenants.

4. MEMBER’S INTEREST

The Company receives interest income with respect to the indenture trustee reserve account and capital subaccounts. Interest income totaling $340,203 was distributed to TXU Electric Delivery in 2005. No distributions were made to TXU Electric Delivery in the first three months of 2006 or 2005.

5. RESTRICTED CASH

	Balance Sheet Classification
	At March 31, 2006		At December 31, 2005
	Current Assets	Investment	Current Assets	Investment

Collections related to Transition Bonds used only to service debt and pay expenses (includes over-collateralization subaccount of $524,056, $—, $421,980 and $—)	$51,267,554	$—	$45,587,656	$—
Funds for payment of fees associated with Transition Bonds	—	10,034,335	—	10,029,173
Reserve for shortfalls of Transition Bond charges (capital subaccount)	—	2,942,245	—	2,954,932
Total	$51,267,554	$12,976,580	$45,587,656	$12,984,105

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of
TXU Electric Delivery Transition Bond Company LLC:

We have reviewed the accompanying condensed balance sheet of TXU Electric Delivery Transition Bond Company LLC (the “Company”) as of March 31, 2006, and the related condensed statements of income and cash flows for the three-month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of the Company as of December 31, 2005, and the related statements of income, member’s interest and cash flows for the year then ended (not presented herein); and in our report dated March 7, 2006, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Dallas, Texas
May 10, 2006

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

BUSINESS

The Company is a bankruptcy remote special purpose Delaware limited liability company, wholly-owned by TXU Electric Delivery. The Company was organized for the limited purpose of purchasing and owning transition property and issuing securitization (transition) bonds to recover generation-related regulatory assets, as well as, stranded costs and other qualified costs. TXU Electric Delivery is a wholly-owned subsidiary of TXU Corp. TXU Electric Delivery is a regulated electricity transmission and distribution company, principally engaged in providing delivery services to REPs that sell electricity in the north-central, eastern and western parts of Texas.

RESULTS OF OPERATIONS

The statement of income of the Company reflects transition charge revenues from TXU Electric Delivery’s customers for the servicing (principal repayments and interest) of the Transition Bonds, the amortization of the transition property and interest expense on the Transition Bonds.

Operating Revenues
	Three Months Ended March 31,
	2006	2005

Billed transition charge revenues	$35,529,710	$33,098,003
Changes in accrued (unbilled) transition charge revenues	70,106	(562,785)
Investment income	564,885	250,783
Total operating revenues	$36,164,701	$32,786,001

Operating revenue increased $3,378,700, or 10.3% to $36,164,701.

•
Transition charge revenues were higher in the three months ended March 31, 2006 as a result of the May and August 2005 true-up adjustments. TXU Electric Delivery, as servicer, files for increases or decreases (true-ups) in transition charges with the Commission to ensure sufficient funds will be collected during the following year to meet scheduled debt service payments on the Transition Bonds and to maintain the over-collateralization and capital subaccounts at the required levels. Based on the approved transition charges and current forecast of customer usage, it is expected that revenues collected will be sufficient to make the scheduled payments.

•
Investment income increased $314,102 to $564,885. The primary driver of this increase is higher interest rates and higher restricted cash balances. The restricted cash is invested in short-term US government securities.

To the extent revenues, excluding interest on the indenture trustee reserve and capital accounts, are greater or less than the total of interest expense, amortization of the transition property and other fees and expenses, the Company records an increase or decrease to expense for over/under-recovery of transition charges. For the three months ended March 31, 2006, the Company recorded an expense for over-recovery of transition charges with a corresponding increase to the regulatory liability of $296,864. For the three months ended March 31, 2005, the Company recorded a credit (decrease to expense) for under-recovery of transition charges with a corresponding decrease to the regulatory liability of $3,009,692.

Net income for the three months ended March 31, 2006 and March 31, 2005 was $137,879 and $121,521, respectively, and consists of interest earned on the indenture trustee reserve account and capital subaccounts. The Company intends to periodically distribute to TXU Electric Delivery interest income in the indenture trustee reserve account and interest income in the capital subaccounts as released by the Indenture Trustee.

FINANCIAL CONDITION

Cash Flows — Cash flows provided by operating activities were $26,741,892 and $23,289,487 for the three months ended March 31, 2006 and 2005, respectively. The $3,452,405 increase was primarily driven by the increase in transition charge revenues resulting from the true-up adjustments for each series in 2005.

Financing activities used cash flows of $20,936,802 and $20,514,532 for the three months ended March 31, 2006 and 2005, respectively representing scheduled repayments of the 2003 Bonds.

Cash flows used in investing activities were $5,672,373 and $2,774,955 for the first three months of March 2006 and 2005, respectively. The investing activity consisted of changes in the balances of all restricted cash accounts due to increased collections to service the Transition Bonds. See Note 5 to Financial Statements.

As of March 31, 2006, restricted cash included the balance in the capital subaccount of $2,516,609 compared to the required level of $2,500,000 for the 2003 Bonds and $425,636 compared to the required level of $3,948,885 for the 2004 Bonds. Additionally, as of March 31, 2006, the balance in the over-collateralization subaccount for the 2003 Bonds was $524,056 compared to the required level of $520,832 and for the 2004 Bonds was zero compared to the required level of $493,611. There are no penalties as a result of being above or below the required levels in the capital and over-collateralization subaccounts. The current transition charges for the 2004 Bonds have been designed to restore the capital and over-collateralization subaccounts for that series to their required levels by May 2006. Any future shortfalls in the subaccounts for either series of Transition Bonds would be addressed in future true-up filings.

Equity —Distributions to TXU Electric Delivery of interest earned on the indenture trustee reserve account and capital subaccounts are recorded as a reduction in Member’s Interest. There were no distributions made in the first three months of 2006 or 2005.

FINANCING ACTIVITIES

The Company’s financing needs are limited to issuance of the Transition Bonds. There is no provision to allow for any other borrowings.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions— The terms of the Indenture contain financial covenants that require maintenance of specified collateral deposits in proportion to the aggregate principal amount of the Transition Bonds outstanding. As of March 31, 2006, the Company was in compliance with such covenants.

CHANGES IN ACCOUNTING STANDARDS

There have been no recently issued accounting standards effective after March 31, 2006 that are expected to materially impact the Company.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by the Company contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to the risks discussed under “RISK FACTORS” and the following important factors, among others that could cause the actual results of the Company to differ materially from those projected in such forward-looking statements:

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect as of the end of the current period including in this quarterly report. Based on the evaluation performed, the Company’s management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective. During the most recent fiscal quarter covered by this quarterly report, there have been no changes in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Required Item	Filed as Exhibit or Furnished on Website

Monthly servicer report (Series 2004-1 for January 2006)	Exhibit 99 (a)(1)
Monthly servicer report (Series 2004-1 for February 2006)	Exhibit 99 (a)(2)
Monthly servicer report (Series 2004-1 for March 2006)	Exhibit 99 (a)(3)
Monthly servicer report (Series 2003-1 for January 2006)	Exhibit 99 (a)(4)
Monthly servicer report (Series 2003-1 for February 2006)	Exhibit 99 (a)(5)
Monthly servicer report (Series 2003-1 for March 2006)	Exhibit 99 (a)(6)

A statement reporting the balance in the collection accounts as of the end of each quarter	Exhibit 99 (b)

A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order.
Exhibit 99 (c)
Statement of Series 2003-1 Outstanding Bond Balances	Exhibit 99 (d)(1)
Statement of Series 2004-1 Outstanding Bond Balances	Exhibit 99 (d)(2)
Semi Annual Servicer’s Certificate February 2006	Exhibit 99 (e)

Item 1A. RISK FACTORS

There have been no significant changes in risk factors of the Company since December 31, 2005 as disclosed in the 2005 Form 10-K.

ITEM 6. EXHIBITS

(a)  Exhibits:

Exhibits
(15)	Letter re: Unaudited Financial Information
15	—	Letter from independent registered accounting firm as to unaudited interim financial information.
(32)	Section 1350 Certifications.
32(a)	—	Certification of T.L. Baker, principal executive officer of TXU Electric Delivery Transition Bond Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	—	Certification of H. Dan Farell, principal financial officer of TXU Electric Delivery Transition Bond Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(35)	Servicer Compliance Statement.
35	—	Certification of H. Dan Farell, as principal financial officer of TXU Electric Delivery Company, the Servicer.
(99)	Additional Exhibits.
99(a)(1)	—	Monthly Servicer Report (Series 2004-1 for January 2006)
99(a)(2)	—	Monthly Servicer Report (Series 2004-1 for February 2006)
99(a)(3)	—	Monthly Servicer Report (Series 2004-1 for March 2006)
99(a)(4)	—	Monthly Servicer Report (Series 2003-1 for January 2006)
99(a)(5)	—	Monthly Servicer Report (Series 2003-1 for February 2006)
99(a)(6)	—	Monthly Servicer Report (Series 2003-1 for March 2006)
99(b)	—	Statement of Balances as of March 31, 2006
99(c)	—
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

TXU ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

By:	/s/ Stan Szlauderbach
Stan Szlauderbach
Senior Vice President

Date: May 11, 2006