Form 10-Q
period 2006-06-30
TXU ELECTRIC DELIVERY TRANSITION BOND CO LLC
filed 2006-08-14
CIK 1100179

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________

FORM 10-Q

[√] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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
_____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   √  No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):
Large Accelerated Filer __ Accelerated Filer ___ Non-accelerated filer   √

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes___    No √

As of August 1 2006, all outstanding membership interests in TXU Electric Delivery Transition Bond Company LLC were held by TXU Electric Delivery Company.

TXU Electric Delivery Transition Bond Company LLC meets the conditions set forth in General Instructions (H) (1) (a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format.

TABLE OF CONTENTS

		Page
GLOSSARY		ii

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Statements of Income —
	Three and Six Months Ended June 30, 2006 and 2005	1

	Condensed Statements of Cash Flows —
	Six Months Ended June 30, 2006 and 2005	2

	Condensed Balance Sheets —
	June 30, 2006 and December 31, 2005	3

	Notes to Condensed Financial Statements	4

	Report of Independent Registered Public Accounting Firm	8

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	9

Item 4.	Controls and Procedures	11

PART II.	OTHER INFORMATION

	Required Reports	12

Item 1A.	Risk Factors	13

Item 6.	Exhibits	13

SIGNATURE		14

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

Indenture Trustee	The Bank of New York, a New York banking corporation
Moody’s	Moody’s Investors Services, Inc. (a credit rating agency)
REP	retail electric provider
S&P	Standard & Poor’s Rating Services, a division of the McGraw Hill Inc. Companies (a credit rating agency)
SEC	US Securities and Exchange Commission
Settlement Plan	regulatory settlement plan that received final approval by the Commission in January 2003
Transition Bonds	refers collectively to the 2003 Bonds and the 2004 Bonds
TXU Corp.	refers to TXU Corp., a holding company, and/or its consolidated subsidiaries, depending on context.

ii

TXU Electric Delivery
refers to TXU Electric Delivery Company, a subsidiary of TXU Corp., and/or its consolidated bankruptcy remote financing subsidiary, TXU Electric Delivery Transition Bond Company LLC, depending on context.

TXU Energy Holdings	refers to TXU Energy Company LLC, a subsidiary of TXU Corp., and/or its consolidated subsidiaries, depending on context.
US	United States of America
US GAAP	accounting principles generally accepted in the US

iii

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TXU ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Operating revenues:
Transition charge revenue	$37,458,291	$35,348,748	$73,058,107	$67,883,966
Investment income	604,672	292,132	1,169,557	542,915
Total operating revenues	38,062,963	35,640,880	74,227,664	68,426,881

Operating expenses:
Interest expense	13,203,943	13,893,075	26,581,439	27,953,803
Amortization of transition property	21,949,988	21,259,115	44,094,978	42,665,087
Over/(under) recovery of transition charges	2,594,931	203,858	2,891,795	(2,805,834)
Servicing fees, administrative and general expenses	207,472	207,471	414,944	414,943
Total operating expenses	37,956,334	35,563,519	73,983,156	68,227,999

Net income	$106,629	$77,361	$244,508	$198,882

See Notes to Financial Statements.

TXU ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005

Cash flows - operating activities:
Net income	$244,508	$198,882
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of transition property	44,094,978	42,665,087
Over/(under)-recovery of transition charges	2,891,795	(2,805,834)
Changes in operating assets	(2,022,289)	(5,125,463)
Changes in operating liabilities	119,744	75,901
Cash provided by operating activities	45,328,736	35,008,573

Cash flows - financing activities:
Repayment of debt	(46,938,488)	(45,446,242)
Distribution paid to parent	(237,692)	(121,521)
Cash used in financing activities	(47,176,180)	(45,567,763)

Cash flows - investing activities:
Change in restricted funds	1,847,444	10,615,899
Cash provided by investing activities	1,847,444	10,615,899

Net increase in cash and cash equivalents	―	56,709
Cash and cash equivalents, beginning of period	1,000	1,000
Cash and cash equivalents, end of period	$1,000	$57,709

See Notes to Financial Statements.

TXU ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$1,000	$1,000
Restricted cash	40,171,383	45,587,656
Accounts receivable - affiliate	116,734	28,727
Transition charge receivable:
Affiliates	12,312,144	11,175,991
All other	11,987,828	11,189,699
Total current assets	64,589,089	67,983,073
Investments:
Restricted funds held in trust	16,552,934	12,984,105
Transition property, net of accumulated amortization
of $188,643,416 and $144,548,438	1,101,133,584	1,145,228,562

Total assets	$1,182,275,607	$1,226,195,740

LIABILITIES AND MEMBER'S INTEREST

Current liabilities:
Long-term debt due currently	$94,560,530	$93,096,974
Accounts payable - affiliate	134,658	159,992
Accrued interest	11,481,659	11,773,505
Other current liabilities	2,728,030	2,291,106
Total current liabilities	108,904,877	107,321,577
Transition bonds	1,025,932,568	1,074,334,612
Regulatory liability	30,952,288	28,060,493
Total liabilities	1,165,789,733	1,209,716,682
Member’s interest	16,485,874	16,479,058

Total liabilities and member's interest	$1,182,275,607	$1,226,195,740

See Notes to Financial Statements.

TXU ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.         SIGNIFICANT ACCOUNTING POLICIES

Business - The Company is a bankruptcy-remote, special-purpose Delaware limited liability company, wholly-owned by TXU Electric Delivery. The Company was organized for the limited purpose of purchasing and owning transition property and issuing securitization (transition) bonds to recover generation-related regulatory assets, as well as stranded costs and other qualified costs. TXU Electric Delivery is a wholly-owned subsidiary of TXU Corp. TXU Electric Delivery is a regulated electricity transmission and distribution company, principally engaged in providing delivery services to REPs that sell electricity in the north-central, eastern and western parts of Texas.

Basis of Presentation— The condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the US and on the same basis as the audited financial statements included in its 2005 Form 10-K. All adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the condensed interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in the 2005 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year.

Annual and interim true-up adjustments— As a result of variations in customer usage, temporary over or under recovery of transition charges may occur. In such instances where sufficient funds are not collected through transition charges, the over-collateralization and the capital subaccounts are drawn down to make scheduled payments on the Transition Bonds. TXU Electric Delivery files, on behalf of the Company, an annual true-up adjustment with the Commission with respect to each series of Transition Bonds. The annual true-up adjustments for the 2003 Bonds and the 2004 Bonds are filed in August and May, respectively. In the filing, TXU Electric Delivery requests the Commission to increase or decrease the authorized transition charges such that, based on the then current forecast of customer usage, sufficient funds will be collected during the following period to meet the scheduled debt service payments and replenish the over-collateralization and capital subaccounts to their required level. The Company also has the right, under certain circumstances, to file interim true-up adjustment requests semi-annually if needed to make scheduled payments.

Over/under-recovery of transition charges— The Company accounts for the difference between revenues (excluding investment income on the indenture trustee reserve and capital account) and the total of interest expense, amortization of the transition property and other fees and expenses as an over/under-recovery of transition charges. To the extent net revenues exceed expenses, the Company records an increase to expense with a corresponding increase to a regulatory liability. To the extent revenues are less than expenses, the Company records a decrease to expense with a corresponding decrease to the regulatory liability.

2.         RELATED-PARTY TRANSACTIONS

Pursuant to administration and servicing agreements between the Company and TXU Electric Delivery, TXU Electric Delivery furnishes to the Company, at a fixed fee per year, billing, payment processing, collection, clerical, secretarial and other accounting services, which are reflected as administrative and general expenses in the income statement. The Company’s expense for servicing and administration activities performed by TXU Electric Delivery totaled $193,806 for both the three months ended June 30, 2006 and 2005, and $387,611 for both the six months ended June 30, 2006 and 2005.

Transition charges billed to the REP subsidiary of TXU Energy Holdings, which are included in operating revenues, totaled $17,752,330 and $19,890,272 for the three months ended June 30, 2006 and 2005, respectively, and $34,721,292 and $39,609,387 for the six months ended June 30, 2006 and 2005, respectively. The balance of the transition charge receivable due from the REP subsidiary of TXU Energy Holdings was $12,312,144 as of June 30, 2006 and $11,175,991 as of December 31, 2005.

Accounts receivable due from TXU Electric Delivery totaled $116,734 and $28,727 as of June 30, 2006 and December 31, 2005, respectively, and represent amounts billed by TXU Electric Delivery, as servicer, to REPs as security deposits for payment of the REPs transition charges. TXU Electric Delivery, as servicer of the Transition Bonds, reviews the security amount for the REPs quarterly and requests increases when required.

Also see discussion in Note 4 regarding cash distributions and discussion in Note 3 under “Interim true-up.”

3.        FINANCING ARRANGEMENTS

Long-term debt — At June 30, 2006 and December 31, 2005, the Company’s long-term debt consisted of the following:

	June 30,	December 31,
	2006	2005

2.260% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2007	$23,759,491	$44,696,293
4.030% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2010	122,000,000	122,000,000
4.950% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2013	130,000,000	130,000,000
5.420% Fixed Series 2003 Bonds due in semiannual installments through August 15, 2015	145,000,000	145,000,000
3.520% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2009	188,956,607	214,958,293
4.810% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2012	221,000,000	221,000,000
5.290% Fixed Series 2004 Bonds due in semiannual installments through May 15, 2016	289,777,000	289,777,000
Total	1,120,493,098	1,167,431,586

Less amount due currently	(94,560,530)	(93,096,974)

Total long-term debt	$1,025,932,568	$1,074,334,612

The transition property sold to the Company, as well as restricted cash of $6,516,945 in the capital subaccount at June 30, 2006, are pledged as collateral for the Transition Bonds. Collections of transition charges will be used to pay the principal, interest and associated costs of the Transition Bonds. The Company is required to maintain restricted cash pledged as collateral for the Transition Bonds in an amount equal to 0.5% of the initial aggregate principal amount of Transition Bonds outstanding. Should the transition charges collected through the specified payment dates listed above not provide adequate funds to make the scheduled payments of principal and interest, the transition charges can continue to be collected for approximately two years before the Transition Bonds go into default for nonpayment.

Financial Covenants— The terms of the Indenture contain financial covenants that require maintenance of specified collateral deposits in proportion to the aggregate principal amount of the Transition Bonds outstanding. As of June 30, 2006, the Company was in compliance with such covenants.

Interim true-up — In the November 2004 interim true-up adjustment for the 2004 Bonds, TXU Electric Delivery, in its role as servicer of the 2004 Bonds, made an error in the calculation of the transition charges applicable to the Large General Service Secondary class of customers. This error was clerical in nature and resulted in the wrong number of forecasted kilowatt-hours for this particular rate class for the applicable period. The result of the error was that the transition charges billed for this customer class were lower than required to meet the May 16, 2005 scheduled principal payment on the 2004 Bonds (even considering the amount in the capital subaccount for the 2004 Bonds, which was used to help meet the scheduled payment). In April 2005, TXU Electric Delivery, as servicer of the 2004 Bonds, requested that TXU Energy Holdings, as a REP, pay a portion of its then outstanding transition charges related to the 2004 Bonds early in an amount sufficient to cover the expected deficiency. Although not required to make such early payment, TXU Energy Holdings agreed to make an early payment of approximately $2 million. TXU Energy Holdings made this early payment with no compensation from either TXU Electric Delivery or the Company. As a result, the scheduled payment of principal and interest was made in full. Although TXU Energy Holdings agreed to make an early payment of its outstanding transition charges, there can be no assurance that TXU Energy Holdings would agree to make another early payment.

4         MEMBER’S INTEREST

The Company receives interest income with respect to the indenture trustee reserve account and capital subaccounts. Cash distributions to TXU Electric Delivery, the amounts of which represent interest income released by the Indenture Trustee, totaled $237,692 in 2006 and $121,521 in 2005, all in the second quarter of each year.  The distributions are recorded as a reduction in Member's Interest.

The following table presents the changes in Member’s Interest for the six months ended June 30, 2006:

Total Member’s Interest

Balance at December 31, 2005	$16,479,058
Distribution paid to parent	(237,692)
Net income	244,508
Balance at June 30, 2006	$16,485,874

5.         RESTRICTED CASH

	Balance Sheet Classification
	At June 30, 2006		At December 31, 2005
	Current Assets	Investment	Current Assets	Investment

Collections related to Transition Bonds used only to service debt and pay expenses (includes over-collateralization subaccount of $1,161,676, $—, $421,980 and $—)	$40,171,383	$—	$45,587,656	$—
Funds for payment of fees associated with Transition Bonds	—	10,035,989	—	10,029,173
Reserve for shortfalls of Transition Bond charges (capital subaccount)	—	6,516,945	—	2,954,932
Total	$40,171,383	$16,552,934	$45,587,656	$12,984,105

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of TXU Electric Delivery Transition Bond Company LLC:

We have reviewed the accompanying condensed balance sheet of TXU Electric Delivery Transition Bond Company LLC (the “Company”) as of June 30, 2006, and the related condensed statements of income for the three-month and six-month periods ended June 30, 2006 and 2005, and of cash flows for the six-month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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
August 8, 2006

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

BUSINESS

The Company is a bankruptcy-remote, special-purpose Delaware limited liability company, wholly-owned by TXU Electric Delivery. The Company was organized for the limited purpose of purchasing and owning transition property and issuing securitization (transition) bonds to recover generation-related regulatory assets, as well as stranded costs and other qualified costs. TXU Electric Delivery is a wholly-owned subsidiary of TXU Corp. TXU Electric Delivery is a regulated electricity transmission and distribution company, principally engaged in providing delivery services to REPs that sell electricity in the north-central, eastern and western parts of Texas.

RESULTS OF OPERATIONS

Operating revenue increased $2,422,083, or 7%, to $38,062,963 for the three months ended June 30, 2006, and for the six months ended June 30, 2006 increased $5,800,783, or 8%, to $74,227,664.

Operating Revenues
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Billed transition charge revenues	$37,059,473	$33,710,206	$72,589,183	$66,808,209
Unbilled transition charge revenues	398,818	1,638,542	468,924	1,075,757
Investment income	604,672	292,132	1,169,557	542,915
Total operating revenues	$38,062,963	$35,640,880	$74,227,664	$68,426,881

•
Transition charge revenues were higher in both the three and six month periods ended June 30, 2006 as a result of increased rates reflecting true-up adjustments and increased delivered volumes due to warmer weather. See Note 1 to Financial Statements.

•
Investment income increased $312,540 to $604,672 for the three months ended June 30, 2006 and $626,642 to $1,169,557 for the six months ended June 30, 2006. The primary driver of this increase is higher interest rates. The restricted cash is invested in short-term US government securities.

The Company recorded expenses for the over-recovery of transition charges of $2,594,931 and $203,858 in the three month periods ended June 30, 2006 and 2005, respectively. The Company recorded transition charge over-recovery expense of $2,891,795 in the six month period ended June 30, 2006 and transition charge under-recovery income of $2,805,834 in the six month period ended June 30, 2005. The over-recoveries are driven largely by increased delivered volumes due to warmer weather. The under-recovery in the first quarter of 2005 was the result of the shortfall in transition revenues associated with the November 2004 interim true-up adjustment. See Note 3 to Financial Statements.

Net income totaled $106,629 and $77,361 for the three months ended June 30, 2006 and 2005, respectively, and totaled $244,508 and $198,882 for the six months ended June 30, 2006 and 2005, respectively. Net income consists of interest earned on the indenture trustee reserve account and capital subaccounts. The Company intends to periodically distribute to TXU Electric Delivery interest income in the indenture trustee reserve account and the capital subaccounts as released by the Indenture Trustee.

FINANCIAL CONDITION

Cash Flows — Cash flows provided by operating activities were $45,328,736 and $35,008,573 for the six months ended June 30, 2006 and 2005, respectively. The $10,320,163 increase was primarily driven by the increase in transition charge revenues resulting from the true-up adjustments for the Transition Bonds and increased delivered volumes due to the effects of warmer weather.

Financing activities used cash flows of $47,176,180 and $45,567,763 for the six months ended June 30, 2006 and 2005, respectively, representing scheduled principal and interest payments on the Transition Bonds.

Cash flows provided by investing activities were $1,847,444 and $10,615,899 for the six months ended June 30, 2006 and 2005, respectively. The change in investing activity reflected a larger decline in restricted cash balances in 2005 primarily resulting from the utilization of funds in the capital subaccount to make principal and interest payments on the Transition Bonds. See Note 3 to Financial Statements.

As of June 30, 2006, restricted cash included the balance in the capital subaccount of $2,544,411 compared to the required level of $2,500,000 for the 2003 Bonds and $3,972,534 compared to the required level of $3,948,885 for the 2004 Bonds. Additionally, as of June 30, 2006, the balance in the over-collateralization subaccount for the 2003 Bonds was $529,851 compared to the required level of $520,832 and for the 2004 Bonds was $631,825 compared to the required level of $658,148. There are no penalties as a result of being above or below the required levels in the capital and over-collateralization subaccounts. The current transition charges for the 2004 Bonds have been designed to restore the capital and over-collateralization subaccounts for that series to their required levels. Any future shortfalls in the subaccounts for either series of Transition Bonds would be addressed in future true-up filings.

Member's Interest  — See Note 4 to Financial Statements for discussion of cash distributions to TXU Electric Delivery.

FINANCING ACTIVITIES

The Company’s financing needs are limited to issuance of the Transition Bonds. There is no provision to allow for any other borrowings.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions— The terms of the Indenture contain financial covenants that require maintenance of specified collateral deposits in proportion to the aggregate principal amount of the Transition Bonds outstanding. As of June 30, 2006, the Company was in compliance with such covenants.

As discussed in Note 1 to Financial Statements, TXU Electric Delivery files for increases or decreases (true-ups) in transition charges with the Commission to ensure sufficient funds will be collected during the following year to meet scheduled payments on the Transition Bonds and to maintain the over-collateralization and capital subaccounts at the required levels. The latest filings of the annual true-ups for the Transition Bonds were in May 2006 and August 2005. Based on the approved transition charges and current forecast of customer usage, the Company expects that revenues collected will be sufficient to make the scheduled payments.

CHANGES IN ACCOUNTING STANDARDS

There have been no recently issued accounting standards effective after June 30, 2006 that are expected to materially impact the Company.

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

Required Item	Filed as Exhibit or Furnished on Website

Monthly servicer report (Series 2004-1 for April 2006)	Exhibit 99 (a)(1)
Monthly servicer report (Series 2004-1 for May 2006)	Exhibit 99 (a)(2)
Monthly servicer report (Series 2004-1 for June 2006)	Exhibit 99 (a)(3)
Monthly servicer report (Series 2003-1 for April 2006)	Exhibit 99 (a)(4)
Monthly servicer report (Series 2003-1 for May 2006)	Exhibit 99 (a)(5)
Monthly servicer report (Series 2003-1 for June 2006)	Exhibit 99 (a)(6)

A statement reporting the balance in the collection accounts as of the end of each quarter	Exhibit 99 (b)

A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order.
Exhibit 99 (c)
Annual True-up of Transition Charges for the Series 2004-1 Transition Bonds	Exhibit 99 (d)
Statement of Series 2003-1 Outstanding Bond Balances	Exhibit 99 (e)(1)
Statement of Series 2004-1 Outstanding Bond Balances	Exhibit 99 (e)(2)
Semi Annual Servicer’s Certificate May 2006	Exhibit 99 (f)

Item 1A.    RISK FACTORS

There have been no significant changes in risk factors of the Company since December 31, 2005 as disclosed in the 2005 Form 10-K.

ITEM 6.     EXHIBITS

(a)       Exhibits:

Exhibits
(15)	Letter re: Unaudited Financial Information
15	—	Letter from independent registered accounting firm as to unaudited interim financial information.
(32)	Section 1350 Certifications.
32(a)	—	Certification of T.L. Baker, principal executive officer of TXU Electric Delivery Transition Bond Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	—	Certification of David M. Davis, principal financial officer of TXU Electric Delivery Transition Bond Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(35)	Servicer Compliance Statement.
35	—	Certification of David M. Davis, as principal financial officer of TXU Electric Delivery Company, the Servicer.
(99)	Additional Exhibits.
99(a)(1)	—	Monthly Servicer Report (Series 2004-1 for April 2006)
99(a)(2)	—	Monthly Servicer Report (Series 2004-1 for May 2006)
99(a)(3)	—	Monthly Servicer Report (Series 2004-1 for June 2006)
99(a)(4)	—	Monthly Servicer Report (Series 2003-1 for April 2006)
99(a)(5)	—	Monthly Servicer Report (Series 2003-1 for May 2006)
99(a)(6)	—	Monthly Servicer Report (Series 2003-1 for June 2006)
99(b)	—	Statement of Balances as of June 30, 2006
99(c)	—
A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order; (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the Creditworthiness requirements of the Financing Order.

99(d)	—	Annual True-up of Transition Charges for the Series 2004-1 Transition Bonds filed May 15, 2006
99(e) (1)	—	Statement of Outstanding Bond Balances Series 2003-1
99(e) (2)	—	Statement of Outstanding Bond Balances Series 2004-1
99(f)	—	Semi-Annual Servicer’s Certificate

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TXU ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

By	/s/ T. L. Baker
T. L. Baker
as Chairman and Chief Executive
of TXU Electric Delivery Company,
the Servicer

Date: August 10, 2006