Form 10-Q
period 2006-09-30
TXU ELECTRIC DELIVERY TRANSITION BOND CO LLC
filed 2006-11-13
CIK 1100179

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________

FORM 10-Q

[√] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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
_____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ✓ No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):
Large Accelerated Filer __ Accelerated Filer ___ Non-accelerated filer  ✓
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes___    No ✓

As of November 1 2006, all outstanding membership interests in TXU Electric Delivery Transition Bond Company LLC were held by TXU Electric Delivery Company.

TXU Electric Delivery Transition Bond Company LLC meets the conditions set forth in General Instructions (H) (1) (a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format.

TABLE OF CONTENTS		Page
GLOSSARY		ii

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Statements of Income —
	Three and Nine Months Ended September 30, 2006 and 2005	1

	Condensed Statements of Cash Flows —
	Nine Months Ended September 30, 2006 and 2005	2

	Condensed Balance Sheets —
	September 30, 2006 and December 31, 2005	3

	Notes to Condensed Financial Statements	4

	Report of Independent Registered Public Accounting Firm	8

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	9

Item 4.	Controls and Procedures	11

PART II.	OTHER INFORMATION

	Required Reports	12

Item 1A.	Risk Factors	13

Item 6.	Exhibits	13

SIGNATURE		14

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

iii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TXU ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Operating revenues:
Transition charge revenue	$43,912,692	$47,585,792	$116,970,799	$115,469,758
Investment income	741,333	335,433	1,910,890	878,348
Total operating revenues	44,654,025	47,921,225	118,881,689	116,348,106

Operating expenses:
Interest expense	13,045,353	13,740,306	39,626,792	41,694,109
Amortization of transition property	24,502,579	23,852,121	68,597,557	66,517,208
Over (under)-recovery of transition charges	6,723,931	10,034,625	9,615,726	7,228,791
Servicing fees, administrative and general expenses	207,472	207,473	622,416	622,416
Total operating expenses	44,479,335	47,834,525	118,462,491	116,062,524

Net income	$174,690	$86,700	$419,198	$285,582

See Notes to Financial Statements.

TXU ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005

Cash flows - operating activities:
Net income	$419,198	$285,582
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of transition property	68,597,557	66,517,208
Over (under)-recovery of transition charges	9,615,726	7,228,791
Changes in operating assets	(3,104,089)	(7,655,859)
Changes in operating liabilities	2,878,483	3,858,003
Cash provided by operating activities	78,406,875	70,233,725

Cash flows - financing activities:
Repayment of debt	(62,578,272)	(60,692,178)
Distribution paid to parent	(409,034)	(260,545)
Cash used in financing activities	(62,987,306)	(60,952,723)

Cash flows - investing activities:
Change in restricted funds	(15,248,228)	(9,281,002)
Cash used in investing activities	(15,248,228)	(9,281,002)

Net increase in cash and cash equivalents	171,341	―
Cash and cash equivalents, beginning of period	1,000	1,000
Cash and cash equivalents, end of period	$172,341	$1,000

See Notes to Financial Statements.

TXU ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$172,341	$1,000
Restricted cash	57,239,579	45,587,656
Accounts receivable - affiliate	―	28,727
Transition charge receivable:
Affiliates	13,241,310	11,175,991
All other	12,257,196	11,189,699
Total current assets	82,910,426	67,983,073
Investments:
Restricted funds held in trust	16,580,410	12,984,105
Transition property, net of accumulated amortization
of $213,145,995 and $144,548,438	1,076,631,005	1,145,228,562

Total assets	$1,176,121,841	$1,226,195,740

LIABILITIES AND MEMBER'S INTEREST

Current liabilities:
Long-term debt due currently	$95,101,632	$93,096,974
Accounts payable - affiliate	244,882	159,992
Accrued interest	14,653,229	11,773,505
Other current liabilities	2,204,975	2,291,106
Total current liabilities	112,204,718	107,321,577
Transition bonds	1,009,751,682	1,074,334,612
Regulatory liability	37,676,219	28,060,493
Total liabilities	1,159,632,619	1,209,716,682
Member’s interest	16,489,222	16,479,058

Total liabilities and member's interest	$1,176,121,841	$1,226,195,740

See Notes to Financial Statements.

TXU ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES

Business - The Company is a bankruptcy-remote, special-purpose Delaware limited liability company, wholly-owned by TXU Electric Delivery. The Company was organized for the limited purpose of purchasing and owning transition property and issuing securitization (transition) bonds to recover generation-related regulatory assets and other qualified costs. TXU Electric Delivery is a wholly-owned subsidiary of TXU Corp. TXU Electric Delivery is a regulated electricity transmission and distribution company, principally engaged in providing delivery services to REPs that sell electricity in the north-central, eastern and western parts of Texas.

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

Over/under-recovery of transition charges— The Company accounts for the difference between transition charge revenues and the total of interest expense, amortization of the transition property and other fees and expenses as an over/under-recovery of transition charges. To the extent revenues exceed expenses, the Company records an increase to expense with a corresponding increase to a regulatory liability. To the extent revenues are less than expenses, the Company records a decrease to expense with a corresponding decrease to the regulatory liability.

Annual and interim true-up adjustments— Variations in customer usage impact transition charge revenues resulting in temporary over/under-recovery of transition charges. In such instances where sufficient funds are not collected through transition charges, the over-collateralization and the capital subaccounts are drawn down to make scheduled payments on the Transition Bonds. TXU Electric Delivery files, on behalf of the Company, an annual true-up adjustment with the Commission with respect to each series of Transition Bonds. The annual true-up adjustments for the 2003 Bonds and the 2004 Bonds are filed in August and May, respectively. In the filing, TXU Electric Delivery requests the Commission to increase or decrease the authorized transition charges such that, based on the then current forecast of customer usage, sufficient funds will be collected during the following period to meet the scheduled debt service payments and replenish the over-collateralization and capital subaccounts to their required level. The Company also has the right, under certain circumstances, to file interim true-up adjustment requests semi-annually if needed to make scheduled payments.

2. RELATED-PARTY TRANSACTIONS

Pursuant to administration and servicing agreements between the Company and TXU Electric Delivery, TXU Electric Delivery furnishes to the Company, at a fixed fee per year, billing, payment processing, collection, clerical, secretarial and other accounting services, which are reflected as administrative and general expenses in the income statement. The Company’s expense for servicing and administration activities performed by TXU Electric Delivery totaled $193,805 for both the three months ended September 30, 2006 and 2005, respectively, and $581,416 for both the nine months ended September 30, 2006 and 2005, respectively.

Transition charges billed to the REP subsidiary of TXU Energy Holdings, which are included in operating revenues, totaled $21,923,282 and $25,597,472 for the three months ended September 30, 2006 and 2005, respectively, and $56,644,574 and $65,206,859 for the nine months ended September 30, 2006 and 2005, respectively. The balance of the transition charge receivable due from the REP subsidiary of TXU Energy Holdings was $13,241,310 as of September 30, 2006 and $11,175,991 as of December 31, 2005.

Accounts receivable due from TXU Electric Delivery totaled zero and $28,727 as of September 30, 2006 and December 31, 2005, respectively, and represent amounts billed by TXU Electric Delivery, as servicer, to REPs as security deposits for payment of the REPs transition charges. TXU Electric Delivery, as servicer of the Transition Bonds, reviews the security amount for the REPs quarterly and requests increases when required.

    Also see discussion in Note 3 under “Interim true-up” and Note 4 regarding cash distributions.

3.  FINANCING ARRANGEMENTS
Long-term debt — At September 30, 2006 and December 31, 2005, the Company’s long-term debt consisted of the following:

	September 30,	December 31,
	2006	2005

2.260% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2007	$8,119,707	$44,696,293
4.030% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2010	122,000,000	122,000,000
4.950% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2013	130,000,000	130,000,000
5.420% Fixed Series 2003 Bonds due in semiannual installments through August 15, 2015Series	145,000,000	145,000,000
3.520% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2009	188,956,607	214,958,293
4.810% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2012	221,000,000	221,000,000
5.290% Fixed Series 2004 Bonds due in semiannual installments through May 15, 2016	289,777,000	289,777,000
Total	1,104,853,314	1,167,431,586

Less amount due currently	(95,101,632)	(93,096,974)

Total long-term debt	$1,009,751,682	$1,074,334,612

The transition property sold to the Company, as well as restricted cash of $6,541,073 in the capital subaccount at September 30, 2006, are pledged as collateral for the Transition Bonds. Collections of transition charges will be used to pay the principal, interest and associated costs of the Transition Bonds. The Company is required to maintain restricted cash pledged as collateral for the Transition Bonds in an amount equal to 0.5% of the initial aggregate principal amount of Transition Bonds outstanding. Should the transition charges collected through the specified payment dates listed above not provide adequate funds to make the scheduled payments of principal and interest, the transition charges can continue to be collected for approximately two years before the Transition Bonds go into default for nonpayment.

Financial Covenants— The terms of the Indenture contain financial covenants that require maintenance of specified collateral deposits in proportion to the aggregate principal amount of the Transition Bonds outstanding. As of September 30, 2006, the Company was in compliance with such covenants.

Interim true-up — In the November 2004 interim true-up adjustment for the 2004 Bonds, TXU Electric Delivery, in its role as servicer of the 2004 Bonds, made an error in the calculation of the transition charges applicable to the Large General Service Secondary class of customers. This error was clerical in nature and resulted in the wrong number of forecasted kilowatt-hours for this particular rate class for the applicable period. The result of the error was that the transition charges billed for this customer class were lower than required to meet the May 16, 2005 scheduled principal payment on the 2004 Bonds (even considering the amount in the capital subaccount for the 2004 Bonds, which was used to help meet the scheduled payment). In April 2005, TXU Electric Delivery, as servicer of the 2004 Bonds, requested that TXU Energy Holdings, as a REP, pay a portion of its then outstanding transition charges related to the 2004 Bonds early in an amount sufficient to cover the expected deficiency. Although not required to make such early payment, TXU Energy Holdings agreed to make an early payment of approximately $2 million. TXU Energy Holdings made this early payment with no compensation from either TXU Electric Delivery or the Company. As a result, the scheduled payment of principal and interest was made in full. Although TXU Energy Holdings agreed to make an early payment of its outstanding transition charges, there can be no assurance that TXU Energy Holdings would agree to make another early payment. See discussion in Note 1 under “Annual and interim true-up adjustments”.

4. MEMBER’S INTEREST

The Company receives interest income with respect to the indenture trustee reserve account and capital subaccounts. Cash distributions to TXU Electric Delivery, the amounts of which represent interest income released by the Indenture Trustee, totaled $171,342 and $409,034 in the three month and nine month periods ended September 30, 2006, respectively. The distributions are recorded as a reduction in Member’s Interest.

The following table presents the changes in Member’s Interest for the nine months ended September 30, 2006:

Total Member’s Interest

Balance at December 31, 2005	$16,479,058
Distribution paid to parent	(409,034)
Net income	419,198
Balance at September 30, 2006	$16,489,222

5. RESTRICTED CASH
	Balance Sheet Classification
	At September 30, 2006		At December 31, 2005
	Current Assets	Investment	Current Assets	Investment

Collections related to Transition Bonds used only to service debt and pay expenses (includes over-collateralization subaccount of $1,269,385, $—, $421,980 and $—)	$57,239,579	$—	$45,587,656	$—
Funds for payment of fees associated with Transition Bonds (Indenture Trustee reserve account)	—	10,039,337	—	10,029,173
Reserve for shortfalls of Transition Bond charges (capital subaccounts)	—	6,541,073	—	2,954,932
Total	$57,239,579	$16,580,410	$45,587,656	$12,984,105

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of TXU Electric Delivery Transition Bond Company LLC:

We have reviewed the accompanying condensed balance sheet of TXU Electric Delivery Transition Bond Company LLC (the “Company”) as of September 30, 2006, and the related condensed statements of income for the three-month and nine-month periods ended September 30, 2006 and 2005, and of cash flows for the nine-month periods ended September 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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
November 9, 2006

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

BUSINESS

The Company is a bankruptcy-remote, special-purpose Delaware limited liability company, wholly-owned by TXU Electric Delivery. The Company was organized for the limited purpose of purchasing and owning transition property and issuing securitization (transition) bonds to recover generation-related regulatory assets and other qualified costs. TXU Electric Delivery is a wholly-owned subsidiary of TXU Corp. TXU Electric Delivery is a regulated electricity transmission and distribution company, principally engaged in providing delivery services to REPs that sell electricity in the north-central, eastern and western parts of Texas.

RESULTS OF OPERATIONS

Operating revenue decreased $3,267,200, or 7%, to $44,654,025 for the three months ended September 30, 2006, and increased $2,533,583, or 2%, to $118,881,689 for the nine months ended September 30, 2006.

Operating Revenues
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Transition charge revenues	$43,912,692	$47,585,792	$116,970,799	$115,469,758
Investment income	741,333	335,433	1,910,890	878,348
Total operating revenues	$44,654,025	$47,921,225	$118,881,689	$116,348,106

·
Transition charge revenues decreased $3,673,100 to $43,912,692 for the three month period ended September 30, 2006. Revenues in the prior period reflected a tariff increase to correct for under-collected revenues related to the 2004 Bonds (See Note 3 under Interim true-up for discussion).  In addition, the current period revenues were lower due to a decrease in delivered volumes. Transition charge revenues were higher in the nine month period ended September 30, 2006 as a result of increased rates reflecting true-up adjustments and increased delivered volumes due to warmer weather.  See Note 1 to Financial Statements.

·
Investment income increased $405,900 to $741,333 for the three months ended September 30, 2006 and $1,032,542 to $1,910,890 for the nine months ended September 30, 2006. Investment income represents earnings on restricted cash balances. The primary drivers of the increases are higher interest rates and higher investment balances. The restricted cash is invested in short-term US government securities.

The Company recorded expenses for the over-recovery of transition charges of $6,723,931 and $10,034,625 in the three month periods ended September 30, 2006 and 2005, respectively. The decrease in over-recovery expense was driven by a decrease in transition revenues. The Company recorded transition charge over-recovery expense of $9,615,726 and $7,228,791 in the nine month periods ended September 30, 2006 and 2005, respectively. The increase in over-recovery expense is driven largely by increased delivered volumes due to warmer weather and tariff adjustments. See discussion under “Over/under-recovery of transition charges” in Note 1 to Financial Statements.

Net income totaled $174,690 and $86,700 for the three months ended September 30, 2006 and 2005, respectively, and totaled $419,198 and $285,582 for the nine months ended September 30, 2006 and 2005, respectively. Included in investment income is interest earned on the indenture trustee reserve account and capital subaccounts. The Company intends to periodically distribute to TXU Electric Delivery this interest income as released by the Indenture Trustee. See Note 4 to Financial Statements.

FINANCIAL CONDITION

Cash Flows — Cash flows provided by operating activities were $78,406,875 and $70,233,725 for the nine months ended September 30, 2006 and 2005, respectively. The $8,173,150 increase was primarily driven by the over-recovery of transition charges resulting from the true-up adjustments for the Transition Bonds and increased delivered volumes due to the effects of warmer weather.

Financing activities used cash flows of $62,987,306 and $60,952,723 for the nine months ended September 30, 2006 and 2005, respectively, representing scheduled principal and interest payments on the Transition Bonds.

Cash flows used in investing activities were $15,248,228 and $9,281,002 for the nine month periods ended September 30, 2006 and 2005, respectively. The change in investing activity reflected a larger increase in restricted cash balances in 2006 due to increased collections to service the Transition Bonds.

As of September 30, 2006, restricted cash included the balance in the capital subaccount of $2,520,292 compared to the required level of $2,500,000 for the 2003 Bonds and $4,020,781 compared to the required level of $3,948,885 for the 2004 Bonds. Additionally, as of September 30, 2006, the balance in the over-collateralization subaccount for the 2003 Bonds was $629,881 compared to the required level of $624,999 and for the 2004 Bonds was $639,504 compared to the required level of $658,148. There are no penalties as a result of being above or below the required levels in the capital and over-collateralization subaccounts. The current transition charges for the 2004 Bonds have been designed to restore over-collateralization subaccounts for that series to its required level. Any future shortfalls in the subaccounts for either series of Transition Bonds would be addressed in future true-up filings.

Member’s Interest — A cash distribution to TXU Electric Delivery in the amount of $171,342 was declared on September 7, 2006 and paid on October 5, 2006. The distribution represents interest income released by the Indenture Trustee and was recorded as a reduction in Member’s Interest.

FINANCING ACTIVITIES

The Company’s financing needs are limited to issuance of the Transition Bonds. There is no provision to allow for any other borrowings.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions— The terms of the Indenture contain financial covenants that require maintenance of specified collateral deposits in proportion to the aggregate principal amount of the Transition Bonds outstanding. As of September 30, 2006, the Company was in compliance with such covenants.

As discussed in Note 1 to Financial Statements, TXU Electric Delivery files for increases or decreases (true-ups) in transition charges with the Commission to ensure sufficient funds will be collected during the following year to meet scheduled payments on the Transition Bonds and to maintain the capital and over-collateralization subaccounts at the required levels. The latest filings of the annual true-ups for the Transition Bonds were in May 2006 and August 2006. Based on the approved transition charges and current forecast of customer usage, the Company expects that revenues collected will be sufficient to make the scheduled payments.

CHANGES IN ACCOUNTING STANDARDS

There have been no recently issued accounting standards effective after September 30, 2006 that are expected to materially impact the Company.

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

Required Item	Filed as Exhibit or Furnished on Website

Monthly servicer report (Series 2004-1 for July 2006)	Exhibit 99 (a)(1)
Monthly servicer report (Series 2004-1 for August 2006)	Exhibit 99 (a)(2)
Monthly servicer report (Series 2004-1 for September 2006)	Exhibit 99 (a)(3)
Monthly servicer report (Series 2003-1 for July 2006)	Exhibit 99 (a)(4)
Monthly servicer report (Series 2003-1 for August 2006)	Exhibit 99 (a)(5)
Monthly servicer report (Series 2003-1 for September 2006)	Exhibit 99 (a)(6)

A statement reporting the balance in the collection accounts as of the end of each quarter	Exhibit 99 (b)

A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order.
Exhibit 99 (c)
Annual True-up of Transition Charges for the Series 2003-1 Transition Bonds	Exhibit 99 (d)
Statement of Series 2003-1 Outstanding Bond Balances	Exhibit 99 (e)(1)
Statement of Series 2004-1 Outstanding Bond Balances	Exhibit 99 (e)(2)
Semi Annual Servicer’s Certificate August 2006	Exhibit 99 (f)

Item 1A. RISK FACTORS

There have been no significant changes in risk factors of the Company since December 31, 2005 as disclosed in the 2005 Form 10-K.

ITEM 6. EXHIBITS

(a)  Exhibits:

Exhibits
(15)	Letter re: Unaudited Financial Information
15	—	Letter from independent registered accounting firm as to unaudited interim financial information.

(32)	Section 1350 Certifications
32(a)	—	Certification of T.L. Baker, principal executive officer of TXU Electric Delivery Transition Bond Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	—	Certification of David M. Davis, principal financial officer of TXU Electric Delivery Transition Bond Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(35)	Servicer Compliance Statement
35	—	Certification of David M. Davis, as principal financial officer of TXU Electric Delivery Company, the Servicer.

(99)	Additional Exhibits
99(a)(1)	—	Monthly Servicer Report (Series 2004-1 for July 2006)
99(a)(2)	—	Monthly Servicer Report (Series 2004-1 for August 2006)
99(a)(3)	—	Monthly Servicer Report (Series 2004-1 for September 2006)
99(a)(4)	—	Monthly Servicer Report (Series 2003-1 for July 2006)
99(a)(5)	—	Monthly Servicer Report (Series 2003-1 for August 2006)
99(a)(6)	—	Monthly Servicer Report (Series 2003-1 for September 2006)
99(b)	—	Statement of Balances as of September 30, 2006
99(c)	—
A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order; (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the Creditworthiness requirements of the Financing Order.

99(d)	—	Annual True-up of Transition Charges for the Series 2003-1 Transition Bonds filed August 15, 2006
99(e) (1)	—	Statement of Outstanding Bond Balances Series 2003-1
99(e) (2)	—	Statement of Outstanding Bond Balances Series 2004-1
99(f)	—	Semi-Annual Servicer’s Certificate

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TXU ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

By:	/s/ T. L. Baker
T. L. Baker
as Chairman and Chief Executive
of TXU Electric Delivery Company, the Servicer

Date: November 9, 2006