Form 10-K
period 2006-12-31
TXU ELECTRIC DELIVERY TRANSITION BOND CO LLC
filed 2007-03-22
CIK 1100179

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________

FORM 10-K

[✓] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

— OR —

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

__________________________________________

Commission File Number 333-91935

TXU Electric Delivery Transition Bond Company LLC
(Exact name of registrant as specified in its charter)

Delaware	75-2851358
(State of organization)	(I.R.S. Employer Identification No.)

500 N. Akard Street, Dallas, Texas 75201	(214) 486-2000
(Address of principal executive offices)(Zip Code)	(Registrant’s telephone number, including area code)

__________________________________________

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None
__________________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes___    No ✓

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes  ✓ No ___

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ✓  No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form-10K or any amendment to this Form 10-K.   ✓

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer ad large accelerated filer” in Rule 12b-2 of the Exchange Act. Large Accelerated Filer __ Accelerated Filer ___ Non-accelerated filer  ✓

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes___    No ✓

As of March 19, 2007, all outstanding common membership interests in TXU Electric Delivery Transition Bond Company LLC were held by TXU Electric Delivery Company.

TXU Electric Delivery Transition Bond Company LLC meets the conditions set forth in General Instructions (I) (1) (a) and (b) of Form 10-K and is therefore filing this report with the reduced disclosure format.

TXU Electric Delivery Transition Bond Company LLC’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are made available to the public, free of charge, on the TXU Electric Delivery Company website at http://www.txuelectricdelivery.com, as soon as reasonably practicable after
they have been filed with or furnished to the Securities and Exchange Commission.   Upon request, TXU Electric Delivery Transition Bond Company LLC will furnish copies of the exhibits not included in this Form 10-K.  See Appendix B of this Form 10-K for a description of the exhibits.  TXU Electric Delivery Transition Bond Company LLC will provide copies of current reports not posted on the website upon request.  The information on TXU Electric Delivery Company’s website shall not be deemed a part of, or incorporated by reference into, this report on Form 10-K.

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

1999 Restructuring Legislation	legislation that restructured the electric utility industry in Texas to provide for retail competition
2003 Bonds	refers collectively to the four series of securitization (transition) bonds issued in August 2003
2004 Bonds	refers collectively to the three series of securitization (transition) bonds issued in June 2004
Commission	Public Utility Commission of Texas
Company	TXU Electric Delivery Transition Bond Company LLC, a wholly-owned bankruptcy remote financing subsidiary of TXU Electric Delivery Company
ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the regional reliability coordinator of the various electricity systems within Texas
FASB	Financial Accounting Standards Board, the designated organization in the private sector for establishing standards for financial accounting and reporting
Financing Order	the financing order issued by the Commission on August 5, 2002 to TXU Electric Delivery Company, its successors and assignees that provide transmission and distribution service
Indenture
the agreement (dated as of August 21, 2003) between TXU Electric Delivery Transition Bond Company, as issuer, and the Indenture Trustee, which describes the governing terms of, and secures payment of, the Transition Bonds

Indenture Trustee	The Bank of New York, a New York banking corporation
Merger Agreement	Agreement and Plan of Merger, dated February 25, 2007, among TXU Corp., Merger Sub Parent and Merger Sub.
Merger Sub	Texas Energy Future Merger Sub Corp., a Texas corporation and a wholly-owned subsidiary of Merger Sub Parent.
Merger Sub Parent	Texas Energy Future Holdings Limited Partnership, a Delaware limited partnership.
Moody’s	Moody’s Investors Services, Inc. (a credit rating agency)
REP	retail electric provider
S&P	Standard & Poor’s Rating Services, a division of The McGraw Hill Companies, Inc. (a credit rating agency)
SEC	US Securities and Exchange Commission
Settlement Plan	regulatory settlement plan that received final approval by the Commission in January 2003
SFAS 71	Statement of Financial Accounting Standards No. 71, “Accounting for the Effect of Certain Types of Regulation”

ii

Sponsors
The private investment group, consisting of entities advised by or affiliated with Kohlberg Kravis Roberts & Co. and Texas Pacific Group, that directly and indirectly owns Merger Sub Parent and Merger Sub.

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

TXU Energy Company	refers to TXU Energy Company LLC, a subsidiary of TXU Corp., and/or its consolidated subsidiaries, depending on context
US	United States of America
US GAAP	accounting principles generally accepted in the US

iii

PART I

Item 1. BUSINESS

BUSINESS

TXU Electric Delivery Transition Bond Company (the Company) is a bankruptcy-remote, special-purpose Delaware limited liability company, wholly-owned by TXU Electric Delivery. TXU Electric Delivery is a wholly-owned subsidiary of TXU Corp. TXU Electric Delivery is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs that sell power in the north-central, eastern and western parts of Texas. TXU Electric Delivery provides the essential service of delivering electricity safely, reliably and economically to end-use consumers through its distribution systems, as well as providing transmission grid connections to merchant power plants and interconnection to other transmission grids in Texas.

The Company was organized in November 1999 for the limited purposes of issuing Securitization (Transition) Bonds and purchasing and owning transition property (as defined in the 1999 Restructuring Legislation) acquired from TXU Electric Delivery. For legal purposes, the transition property has been sold to the Company by TXU Electric Delivery. The Company had no operations until August 2003. In connection with the acquisition of the transition property, the Company:

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

Proposed Merger

Summary Description of Merger Agreement and Proposed Merger

The following disclosure is included in TXU Corp.’s 2006 Annual Report on Form 10-K.

On February 25, 2007, TXU Corp. entered into the Merger Agreement with Merger Sub Parent and Merger Sub, whereby TXU Corp. would merge with Merger Sub and TXU Corp. would become a wholly-owned subsidiary of Merger Sub Parent. Merger Sub Parent and Merger Sub are entities directly and indirectly owned by a private investment group consisting of entities advised by or affiliated with Kohlberg Kravis Roberts and Co. and Texas Pacific Group (Sponsors).

Under the terms of the Merger Agreement, the Sponsors will acquire all of the outstanding shares of TXU Corp. for $69.25 per share, representing a transaction value of approximately $32 billion in addition to the assumption by the Sponsors and the Merger Sub Parent of approximately $12 billion of debt. The Merger Agreement contemplates that upon the merger of Merger Sub with TXU Corp., each outstanding share of TXU Corp. common stock will be cancelled and converted into the right to receive $69.25 in cash, without interest, except for shares held by either TXU Corp. or the Sponsors or their affiliates, or by dissenting shareholders until their rights to dispute are satisfied.

The Merger Agreement contains certain operating covenants with respect to TXU Corp. and its subsidiaries pending the consummation of the proposed merger. Generally, unless the parties have otherwise agreed with respect to specified business activities or TXU Corp. obtains the Merger Sub Parent’s prior written consent, which consent cannot be unreasonably withheld, conditioned or delayed by the Merger Sub Parent, TXU Corp. and its subsidiaries must carry on their businesses in a manner consistent with a business plan that was negotiated between TXU Corp. and Merger Sub Parent and otherwise in the ordinary course of business and use reasonable best efforts to preserve their present business organizations intact and maintain existing relationships and goodwill with governmental entities, customers, suppliers, employees and business organizations. In addition, the Merger Agreement contains certain specific restrictions or limitations on the activities of each of TXU Corp. and its subsidiaries, subject to the receipt of the Merger Sub Parent’s prior written consent, which consent cannot be unreasonably withheld, conditioned or delayed by the Merger Sub Parent, including the issuance or repurchase of capital stock, the amendment of its organization documents, acquisitions and dispositions of assets in excess of specified amounts, capital expenditures in excess of specified amounts, incurrence of certain indebtedness, modification of certain employee compensation and benefits arrangements, discharging of liabilities and changes to TXU Corp.’s trading policies, as well as executing specified trading transactions; however, TXU Corp. is permitted to declare and pay its regular quarterly dividend at the current rate of $0.4325 per quarter.

Consummation of the proposed merger is subject to various conditions, including approval of the merger by a vote of two-thirds of the outstanding shares of TXU Corp. common stock, expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, approval of the Federal Energy Regulatory Commission (FERC) and the Nuclear Regulatory Commission (NRC) other customary closing conditions. TXU Corp. currently expects that the proposed merger will occur in the second half of 2007; however, there can be no assurance that the proposed merger will be consummated. TXU Corp. filed the Merger Agreement with the US Securities and Exchange Commission (SEC) on a Form 8-K on February 26, 2007. The foregoing descriptions of the Merger Agreement and the proposed merger do not purport to be complete and are subject to, and qualified in their entirety by, the full text of the Merger Agreement.

LEGISLATIVE BACKGROUND

In September 1999, the Texas legislature passed the 1999 Restructuring Legislation to restructure the electric utility industry in Texas. The 1999 Restructuring Legislation provided for a transition to competition in the retail and generation markets for electricity beginning in January 2002, and provided for recovery of certain costs previously incurred by electric utilities. These costs consist of generation-related regulatory assets as well as stranded costs, which represent the excess of net book value over market value of generation assets (as such regulatory and generation assets are defined by the 1999 Restructuring Legislation). The 1999 Restructuring Legislation authorized the Commission to issue a financing order approving the issuance of Transition Bonds to facilitate the recovery of generation-related regulatory assets and stranded costs. The Commission issued a financing order to TXU Electric Delivery on August 5, 2002. Recovery of the Transition Bonds’ principal, interest and other expenses is provided through irrevocable, nonbypassable charges (transition charges) assessed on substantially all existing and future retail electric customers within a utility’s certificated service territory as it existed on May 1, 1999.

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

Administration Fees - TXU Electric Delivery and the Company have also entered into an administration agreement, whereby TXU Electric Delivery provides administrative services to the Company, such as accounting, clerical, secretarial and other administrative services, at a fixed fee per year. As long as TXU Electric Delivery or its affiliate or agent, act as administrator, the annual administration fee will be $50,000, payable in arrears on each payment date. TXU Electric Delivery, as administrator, is limited under the terms of the administration agreement to total compensation in the form of the annual administration fee of $50,000 plus any fees paid to third parties on behalf of the Company.

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

Required Item	Filed as Exhibit or Furnished on Website

Monthly servicer report (Series 2004-1 for October 2006)	Exhibit 99 (a)(1)
Monthly servicer report (Series 2004-1 for November 2006)	Exhibit 99 (a)(2)
Monthly servicer report (Series 2004-1 for December 2006)	Exhibit 99 (a)(3)
Monthly servicer report (Series 2003-1 for October 2006)	Exhibit 99 (a)(4)
Monthly servicer report (Series 2003-1 for November 2006)	Exhibit 99 (a)(5)
Monthly servicer report (Series 2003-1 for December 2006)	Exhibit 99 (a)(6)

Statement of Balances as of December 31, 2006	Exhibit 99 (b)

A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order.
Exhibit 99 (c)
Statement of Outstanding Bond Balances Series 2003-1	Exhibit 99 (e)(1)
Statement of Outstanding Bond Balances Series 2004-1	Exhibit 99 (e)(2)
Semi Annual Servicer’s Certificate November 2006	Exhibit 99 (f)

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

The Transition Bonds are not insured or guaranteed by TXU Electric Delivery, including in its capacity as servicer, or by its ultimate parent, TXU Corp., any of its affiliates (other than the Company), the Indenture Trustee or any other person or entity. Thus, reliance for payment of the Transition Bonds must be based upon collections of the related transition charges, available funds on deposit in the applicable trust accounts held by the Indenture Trustee and any other credit enhancement described in the applicable prospectus supplement related to a series of Transition Bonds.  The 2003 Bonds and the 2004 Bonds are payable only from collateral that secures each such series and not from transition charges imposed and collected for any other series of Transition Bonds. The organizational documents of the Company restrict the right to acquire other assets unrelated to the transactions described therein.

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

On May 20, 2003, various electric cooperatives and municipally-owned utilities in TXU Electric Delivery’s service territory filed a petition for rulemaking with the Commission requesting that the Commission adopt a rule regarding the billing and collection of transition charges from end-use customers in multi-certificated service areas who switched electricity providers after May 1, 1999.   The number of such customers is less than four hundred. The rule proposed by the petitioners only involves the method of collecting transition charges, including the liability in connection therewith, and would require the transition charges to be billed directly to those customers by the servicer, rather than by the applicable electric cooperative or municipally-owned utility. TXU Electric Delivery filed a response to the petition stating that the proposed rule would violate the 1999 Restructuring Legislation and the Financing Order and filed a complaint with the Commission requesting that the Commission order the electric cooperatives and municipally-owned utilities to implement the current procedure. The Commission denied the rulemaking petition. On June 13, 2005, TXU Electric Delivery reached a settlement with the parties and withdrew its complaint without prejudice for refiling. The settlement agreement establishes a process by which the recovery of transition charges associated with switchover customers will be accomplished.

Servicing Risks

    Inaccurate Forecasting or Unanticipated Delinquencies Could Result in Insufficient Funds to Make Scheduled Payments on the Transition Bonds. The transition charges are generally assessed based on customer usage, which includes kilowatts demanded and kilowatt-hours of electricity consumed by retail customers in TXU Electric Delivery’s service area. TXU Electric Delivery calculates the transition charges for each series of Transition Bonds according to the methodology approved by the Financing Order authorizing those transition charges. In addition, TXU Electric Delivery, as servicer, is required to file with the Commission periodic adjustment calculations for the transition charges. These adjustments are intended to provide, among other things, for timely payment of the Transition Bonds, but the frequency of these adjustments is limited to once per year for a standard true-up, no more than semi-annually for an interim true-up, but can be more frequently for a nonstandard true-up. TXU Electric Delivery generally bases its adjustment calculations on any shortfalls or excess in collections from customers during the prior adjustment period and on projections of future electricity use and customers’ ability to pay their electric bills. If the servicer inaccurately forecasts electricity consumption or demand or underestimates customer delinquencies or charge-offs when setting or adjusting the transition charges, or if the effectiveness of the adjustments is delayed for any reason, there could be a shortfall or material delay in transition charge collections. A shortfall or material delay in transition charge collections could result in payment of principal of and interest on the Transition Bonds not being made according to the expected amortization schedule, thus lengthening the weighted average life of the Transition Bonds, or in payments of principal and interest not being made at all.

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

    There are Uncertainties Associated with Collecting the Transition Charges, and There is Unpredictability Associated with a Deregulated Electricity Market. The predictions associated with billing and collecting transition charges are based primarily on historical collection of payments and forecasted energy usage for which TXU Electric Delivery has records available. These usage and collection records, however, may not reflect customers’ payment patterns or energy usage in the competitive market, as full competition did not exist in the Texas marketplace until January 1, 2007. These records also reflect limited experience with consolidated billing to REPs. Because that kind of billing is relatively new in Texas, unforeseen factors may adversely affect collection of payments. Therefore, the records that TXU Electric Delivery has to date may have limited value in calculating the proposed true-up adjustments. Furthermore, TXU Electric Delivery, as servicer, has relatively limited experience administering transition charges. Risks are associated with TXU Electric Delivery’s inexperience in calculating, billing and collecting the transition charges and in managing customer payments on the Company’s behalf. A shortfall or material delay in collecting transition charges could result in payments of principal not being paid according to the expected amortization schedule, lengthening the weighted average life of the Transition Bonds, or in payments of principal and interest not being made at all. As a result, an investor could suffer a loss in connection with the investment.

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

Certain transmission and distribution utilities in Texas have tariffs in place to assure adequate credit worthiness of any REP to support the REP’s obligation to collect securitization bond-related charges (transition charges) on behalf of the utility. REPs who do not have a long-term unsecured credit rating of at least “BBB-” and “Baa3” (or the equivalent from S&P and Moody’s, respectively), will be required to provide (i) a cash deposit, (ii) an affiliate guarantee, surety bond or letter of credit or (iii) some combination of these forms of credit support to the Indenture Trustee. The amount of such credit support will equal two months’ maximum expected collections of transition charges, as determined by the servicer and agreed to by the REP, and any cash deposits will be deposited in a REP security deposit subaccount.

Under these provisions, as a result of the downgrade of TXU Energy Company’s credit rating to below investment grade, TXU Electric Delivery’s affiliated REP, TXU Energy Company, will be required to post collateral support in an amount equal to estimated transition charges over specified time periods. Based on requests to post collateral support from utilities that have been received by TXU Energy Company and its subsidiaries as of March 7, 2007, and estimates of the amount of future requests, TXU Energy Company has announced in its 2006 Form 10-K that it expects to post collateral support in an aggregate amount equal to approximately $25 million, with approximately $16 million of this amount to be posted for the benefit of the Company.

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

Future Adjustments to Transition Charges by Customer Class May Result in Insufficient Collections. The customers who will be responsible for paying transition charges are divided into customer classes. Transition charges are allocated among customer classes and assessed in accordance with the formula required under the 1999 Restructuring Legislation and specified in the Financing Order. This allocation is based in part upon the existing rate structure of each customer class. Adjustments to the transition charges are also made separately to each customer class. A shortfall in collections of transition charges in one customer class may be corrected by making adjustments to the transition charges payable by that customer class and any other customer class. Some customer classes have a significantly smaller number of customers than other customer classes. If customers in a class fail to pay transition charges, the servicer may have to substantially increase the transition charges for the remaining customers in that customer class and for other customer classes. The servicer may also have to take this action if customers representing a significant percentage of a class cease to be customers. These increases could lead to further failures by the remaining customers to pay transition charges, thereby increasing the risk of a shortfall in funds to pay the Transition Bonds.

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

On February 26, 2007, Fitch Ratings, Ltd. downgraded the servicer’s long-term debt rating by one notch and placed the servicer’s rating on Rating Watch Negative. Also, Standard & Poor’s Rating Services has placed the servicer’s long-term debt rating on CreditWatch negative and Moody’s Investor Services, Inc. has placed the servicer’s rating on review for possible downgrade. Commercial paper issued by servicer was also downgraded one notch to F3 by Fitch. Despite the downgrades, the servicer’s senior unsecured debt is currently rated as investment grade by all of the rating agencies.

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

    These four provisions are important to maintaining payments on the Transition Bonds in accordance with their terms during any bankruptcy of TXU Electric Delivery. In addition, the Company structured the transaction with the objective of keeping the Company legally separate from TXU Electric Delivery and its affiliates in the event of a bankruptcy of TXU Electric Delivery or any such affiliate.

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

The Sale of the Transition Property Could Be Construed as a Financing and Not a Sale in a Case of TXU Electric Delivery’s Bankruptcy Which Could Delay or Limit Payment on the Transition Bonds. The 1999 Restructuring Legislation provides that the characterization of a transfer of transition property as a sale or other absolute transfer will not be affected or impaired in any manner by treatment of the transfer as a financing for federal or state tax purposes or financial reporting purposes. The Company and TXU Electric Delivery have treated the transaction as a sale under applicable law, although for financial reporting and federal and state income and franchise tax purposes the transaction has been treated as a financing and not a sale. In the event of a bankruptcy of TXU Electric Delivery, a party in interest in the bankruptcy may assert that the sale of the transition property to the Company was a financing transaction and not a sale or other absolute transfer and that the treatment of the transaction for financial reporting and tax purposes as a financing and not a sale lends weight to that position. In a bankruptcy court case involving LTV Steel Company, the debtor obtained an interim emergency motion to use collections from accounts and inventory that it had sold on the grounds that the sales were in fact disguised financings. The circumstances under which the LTV Steel Company ruling would be followed by other courts are not certain. If a court were to adopt reasoning similar to that of the court in the LTV Steel case or were otherwise to characterize the transaction as a financing, the Company would be treated as a secured creditor of TXU Electric Delivery in the bankruptcy proceedings. Although the Company would in that case have a security interest in the transition property, the Company would not likely be entitled to access to the transition charge collections during the bankruptcy and would be subject to the typical risks of a secured creditor in a bankruptcy case, including the possible bankruptcy risks described in the immediately preceding risk factor. As a result, repayment on the Transition Bonds could be significantly delayed and a plan of reorganization in the bankruptcy might permanently modify the amount and timing of payments to the Company of transition charge collections and therefore the amount and timing of funds available to the Company to make payments on the Transition Bonds.

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

Item 6. SELECTED FINANCIAL DATA

Item 6 is not presented herein as the Company meets the conditions set forth in General Instruction (I) (1) (a) and (b).

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9a. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect as of December 31, 2006. Based on the evaluation performed, the Company’s management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company has no Audit Committee of its own, but relies upon the TXU Corp Audit Committee (Committee). The Committee has adopted a policy related to the engagement of TXU Corp.’s independent auditor. The policy provides that in addition to the audit of the financial statements, related quarterly reviews and other audit services, and providing services necessary to complete SEC filings, Deloitte & Touche LLP may be engaged to provide nonaudit services described herein. Prior to engagement, all services to be rendered by the independent auditors must be authorized by the Committee in accordance with preapproval procedures which are defined in the policy. The preapproval procedures require (i) the annual review and preapproval by the Committee of all anticipated audit and nonaudit services; and (ii) the quarterly preapproval by the Committee of services, if any, not previously approved and the review of the status of previously approved services. The Committee may also approve certain ongoing nonaudit services not previously approved in limited circumstances provided for in the SEC rules. All services performed by the independent auditor in 2006 were preapproved.

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

For the years ended December 31, 2006 and 2005, fees billed to the Company by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates were as follows:

	2006	2005

Audit Fees. Fees for services necessary to perform the annual audit, review SEC filings, fulfill statutory and other attest service requirements and provide comfort letters and consents	$114,000	$112,000

Audit-Related Fees. Fees for services including employee benefit plan audits, due diligence related to mergers, acquisitions and divestitures, accounting consultations and audits in connection with acquisitions, internal control reviews, attest services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards
	─	─

Tax Fees. Fees for tax compliance, tax planning, and tax advice related to mergers and acquisitions, divestitures, and communications with and requests for rulings from taxing authorities	─	─

All Other Fees. Fees for services including process improvement reviews, forensic accounting reviews, litigation and rate case assistance	─	─

Total	$114,000	$112,000

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Report:

The financial statements' schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

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

Date: March 19, 2007
By /s/ T. L. BAKER
(T. L. Baker, as Chairman and Chief Executive of TXU Electric Delivery Company, the Servicer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of TXU Electric Delivery Transition Bond Company LLC and in the capacities and on the date indicated.

i)	Signature	Title	Date

/s/	T. L. BAKER	Principal Executive
	(T. L. Baker, Chairman and Chief Executive)	Officer and Manager	March 19, 2007

/s/	DAVID M. DAVIS	Principal Financial Officer	March 19 , 2007
(David M. Davis, Vice President and Principal Financial Officer)

/s/	STAN SZLAUDERBACH	Principal Accounting Officer	March 19, 2007
(Stan Szlauderbach, Senior Vice President)

/s/	DAVID A. CAMPBELL	Manager	March 19, 2007
(David A. Campbell)

/s/	DAVID P. POOLE	Manager	March 19, 2007
(David P. Poole)

Appendix A

TXU ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC
INDEX TO FINANCIAL INFORMATION
December 31, 2006

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

The Company was organized in November 1999 for the limited purposes of issuing Securitization (Transition) Bonds and purchasing and owning transition property (as defined in the 1999 Restructuring Legislation) acquired from TXU Electric Delivery. Transition property represents the irrevocable right to impose, collect and receive charges, referred to as transition charges, in an amount sufficient to pay the interest, fees, and expenses associated with the Transition Bonds and the aggregate principal amount of the Transition Bonds. For legal purposes, the transition property has been sold to the Company by TXU Electric Delivery. The Company had no operations until August 2003. In connection with the acquisition of the transition property, the Company:

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
On February 26, 2007, TXU Corp. announced that it had entered into an Agreement and Plan of Merger, dated February 25, 2007 (Merger Agreement), with Texas Energy Future Holdings Limited Partnership (Merger Sub Parent) and Texas Energy Future Merger Sub Corp (Merger Sub), whereby TXU Corp. would merge with Merger Sub, and TXU Corp. would become a wholly-owned subsidiary of Merger Sub Parent.  See Note 6 to Financial Statements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are detailed in Note 1 to Financial Statements. The Company follows accounting principles generally accepted in the US.

Revenue Recognition — The Company’s revenue includes an estimate for the transition charges billed to REPs by TXU Electric Delivery, as servicer, from the meter reading date to the end of the period (unbilled revenues). The unbilled revenue is based on actual daily revenues for the most recent metered period, adjusted for weather and other measurable factors that affect consumption, applied to the number of unmetered days through the end of the period. Accrued unbilled revenues totaled $7,930,287, $7,939,553 and $6,673,963 at December 31, 2006, 2005 and 2004, respectively.

    Restricted Cash - The Company has established collection accounts with the Indenture Trustee for each series of Transition Bonds. Transition charge collection and payment amounts are applied or withdrawn, as required by the Indenture, from one of the following four subaccounts:

•	General - holds funds to pay allocated Company expenses and make payments and transfers including principal, interest and other amounts as required;
•
Over-collateralization - holds funds to cover any shortfall in transition charge collections. Required funds in the subaccount will be collected, as scheduled, by the servicer over the expected life of the Transition Bonds and are scheduled to ultimately equal 0.50% of the initial principal amount of the Transition Bonds;

•	Reserve - holds funds in excess of the amount necessary to make payments specified from the general subaccount described above;
•
Capital - contains the initial capital contribution of 0.50% of the principal amount of each series of Transition Bonds. Funds in this subaccount are available to the Indenture Trustee to make payments in the event the other three subaccounts are not sufficient. Any funds used from this account are replenished by the Indenture Trustee from subsequent excess transition charge collections. Required funds in the subaccount are equal to 0.50% of the initial principal amount of the Transition Bonds.

The Company has also established an Indenture Trustee reserve account with the Indenture Trustee to provide for the payment of fees incurred by the Indenture Trustee associated with the Transition Bonds in excess of the annual operating expenses allowed to be collected through the transition charges.

RESULTS OF OPERATIONS

Operating revenues increased $518,586, or less than 1%, to $153,500,557 for the year ended December 31, 2006, and increased $46,268,697, or 43%, to $152,981,971 for the year ended December 31, 2005.

Operating Revenues
	Year Ended December 31,
	2006	2005	2004

Transition charge revenues	$150,760,035	$151,595,378	$106,395,814
Investment income	2,740,522	1,386,593	317,460
Total operating revenues	$153,500,557	$152,981,971	$106,713,274

•
Transition charge revenues decreased $835,343 to $150,760,035 for the year ended December 31, 2006 driven by a decrease in the transition charge tariff that went into effect in May 2006. The transition charge tariff was increased in May 2005 to collect for the under-collection of revenues related to the 2004 Bonds as discussed in Note 3 to the Financial Statements. Transition charge revenues increased $45,199,564 to $151,595,378 for the year ended December 31, 2005 primarily as a result of receiving a full year of revenues related to the 2004 Bonds in 2005 as compared to approximately six months of such revenues in 2004.

•
Investment income increased $1,353,929 to $2,740,522 for the year ended December 31, 2006 and $1,069,133 to $1,386,593 for the year ended December 31, 2005. Investment income represents earnings on restricted cash balances. The primary drivers of the increases are higher interest rates and higher investment balances. The restricted cash is invested in short-term US government securities.

Interest expense decreased $2,767,369 to $52,493,680 for the year ended December 31, 2006 reflecting scheduled principal payments on the Transition Bonds. Interest expense increased $13,806,597 to $55,261,049 for the year ended December 31, 2005 due to recognition of a full year of interest expense related to the 2004 Bonds in 2005 as compared to approximately six months of such interest expense in 2004.

Amortization of transition property increased $2,771,776 to $93,661,026 for the year ended December 31, 2006 and $42,978,226 to $90,889,250 for the year ended December 31, 2005 reflecting increased principal payments on the Transition Bonds. See discussion under “Amortization” in Note 1 to the Financial Statements.

The Company recorded expenses for the over-recovery of transition charges of $5,886,787, $5,632,408 and $16,657,167 for the year ended December 31, 2006, 2005 and 2004, respectively. See discussion under “Over/under-recovery of transition charges” in Note 1 to the Financial Statements.

Net income totaled $629,176 and $369,376 and zero for the year ended December 31, 2006, 2005 and 2004, respectively. Included in investment income is interest earned on the indenture trustee reserve account and capital subaccounts. The Company intends to periodically distribute to TXU Electric Delivery interest income in the Indenture Trustee reserve account and interest income in the capital subaccounts as released by the Indenture Trustee. See Note 4 to the Financial Statements.

FINANCIAL CONDITION

Cash Flows — Cash flows provided by operating activities in 2006 increased $12,739,405, or 14%, to $106,344,427. The improvement reflected:

•	a favorable change of $5,631,093 in customer deposits reflecting a customer replacing its letter of credit held as collateral with cash;
•
a favorable change in transition charge receivables of $4,470,040 reflecting a temporary tariff adjustment in May 2005 to correct for under-collected revenues related to the 2004 Bonds (See discussion under “Interim true-up” in Note 3 to Financial Statements) and the effect of fluctuations in delivered volumes; and

•	the benefit of $2,751,759 in lower interest payments in 2006 as a result of scheduled principal payments on the Transition Bonds.

    Cash flows provided by operating activities in 2005 increased $34,806,469, or 59%, to $93,605,022. The increase reflected receiving a full year of revenues related to the 2004 Bonds in 2005 as compared to approximately six months of such revenues in 2004.

Financing activities used cash flows of $93,714,554 and $90,645,256 in 2006 and 2005, respectively, and provided cash flows of $761,685,524 in 2004. Financing activities for each period are presented in the table below:

	Year Ended December 31,
	2006	2005	2004

Cash provided by (used in) financing activities:
Proceeds from issuance of 2004 Bonds	$—	$—	$789,777,000
Equity contribution from parent to the capital subaccount for the 2004 Bonds	—	―	3,948,885
Sinking fund payments on the 2003 Bonds	(36,576,586)	(35,760,468)	(22,543,239)
Sinking fund payments on the 2004 Bonds	(56,520,388)	(54,544,585)	(9,497,122)
Distributions of interest income earned on the Indenture Trustee reserve account to parent	(617,580)	(340,203)	—
Total cash provided (used in) financing activities	$(93,714,554)	$(90,645,256)	$761,685,524

Cash flows used in investing activities totaled $12,629,873 in 2006, $2,959,766 in 2005 and $820,484,077 in 2004. The 2004 activity included the purchase of transition property from TXU Electric Delivery for $789,777,000. The investing activity in 2006 and 2005 and the remaining activity in 2004 represents changes in the balances of all restricted cash accounts.

As discussed in Note 1 to Financial Statements, TXU Electric Delivery files for increases or decreases (true-ups) in transition charges with the Commission to ensure sufficient funds will be collected during the following year to meet scheduled debt service payments on the Transition Bonds and to maintain the over-collateralization and capital subaccounts at the required levels. The latest filings included annual true-ups filed in May and August 2006 for both series of Transition Bonds and an interim true-up filed in November 2004 for the 2003 Bonds. Based on the approved transition charges and current forecast of customer usage, it is expected that revenues collected will be sufficient to make the scheduled payments. Also see discussion in Note 3 to Financial Statements regarding the interim true-up in November 2004.

As of December 31, 2006, restricted cash included the balance in the capital subaccount of $2,551,158 compared to the required level of $2,500,000 for the 2003 Bonds and $3,981,088 compared to the required level of $3,948,885 for the 2004 Bonds. Additionally, as of December 31, 2006, the balance in the over-collateralization subaccount for the 2003 Bonds was $637,621, compared to the required level of $624,999, and for the 2004 Bonds was $829,030, compared to the required level of $822,685. There are no penalties as a result of being above or below the required levels in the capital and over-collateralization subaccounts. Any future shortfalls in the subaccounts for either series of Transition Bonds would be addressed in future true-up filings.

Member’s Interest — Upon the issuance of the 2004 Bonds, TXU Electric Delivery was required to contribute $3,948,885 (0.50% of the aggregate principal amount of the bonds) to the capital subaccount included in restricted cash, which is pledged as collateral for that series of Transition Bonds.

The Company receives interest income with respect to its Indenture Trustee reserve account and capital subaccounts. The Company intends to periodically distribute to TXU Electric Delivery interest income in the Indenture Trustee reserve account and the capital subaccounts as released by the Indenture Trustee. Interest income totaling $617,580 and $340,203 was distributed to TXU Electric Delivery in 2006 and 2005, respectively. The distributions were recorded as a reduction in Member’s Interest. No distributions were made to TXU Electric Delivery in the year ended December 31, 2004.

FINANCING ACTIVITIES

The Company’s financing needs are limited to issuance of the Transition Bonds. There is no provision to allow for any other borrowings.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions— The terms of the Indenture contain financial covenants that require maintenance of specified collateral deposits in proportion to the aggregate principal amount of the Transition Bonds outstanding. As of December 31, 2006, the Company was in compliance with such covenants.

REGULATION AND RATES

Reallocation of Stranded Cost Recovery

    The Public Utility Regulatory Act  requires that if statewide stranded costs, including regulatory assets, exceed a $5 billion threshold then any excess would need to be reallocated among retail customer rate classes. The Commission earlier determined that TXU Electric Delivery’s share of the excess could not be reallocated because of the Settlement Plan and related financing order, which resolved all allocation issues. In February 2007, the Commission reversed its decision, subjecting TXU Electric Delivery’s allocation to further review by the State Office of Administrative Hearings. Any reallocation would not impact the total transition charges collected by the Company, but rather partially shift the transition charges billed to REPs related to the securitization bonds from industrial and commercial to residential rate classes. The Company believes that the initial decision was correct and cannot determine the ultimate outcome of this proceeding.

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

•	weather conditions and other natural phenomena affecting retail electric customer energy usage;
•	acts of sabotage, terrorist activities or other catastrophic events;
•	the speed, degree and effect of continued electric industry restructuring;
•	the operating performance of TXU Electric Delivery’s facilities and third-party suppliers of electric energy in TXU Electric Delivery’s service territory;
•	the accuracy of the servicer’s estimates of the payment patterns of retail electric customers, including the rate of delinquencies and any collections curves;
•	actions by credit rating agencies; and
•	the operational and financial ability of REPs to bill and collect transition charges and make timely payments of amounts billed by the servicer to the REPs for transition charges.

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

We have audited the accompanying balance sheets of TXU Electric Delivery Transition Bond Company LLC (the “Company”) as of December 31, 2006 and 2005, and the related statements of income, cash flows and member’s interest for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 19, 2007

TXU ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC
STATEMENTS OF INCOME

	Year Ended December 31,
	2006	2005	2004
Operating revenues:
Transition charge revenue	$150,760,035	$151,595,378	$106,395,814
Investment income	2,740,522	1,386,593	317,460
Total operating revenues	153,500,557	152,981,971	106,713,274

Operating expenses:
Interest expense	52,493,680	55,261,049	41,454,452
Amortization of transition property	93,661,026	90,889,250	47,911,024
Over (under)-recovery of transition charges	5,886,787	5,632,408	16,657,167
Servicing fees, administrative and general expenses	829,888	829,888	690,631
Total operating expenses	152,871,381	152,612,595	106,713,274

Net income	$629,176	$369,376	$—

See Notes to Financial Statements

TXU ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
Cash flows - operating activities:
Net income	$629,176	$369,376	$—
Adjustments to reconcile net income to cash
provided by operating activities:
Amortization of transition property	93,661,026	90,889,250	47,911,024
Over (under)-recovery of transition charges	5,886,787	5,632,408	16,657,167
Changes in operating assets	1,095,021	(3,375,019)	(11,532,312)
Changes in operating liabilities	5,072,417	89,007	5,762,674
Cash provided by operating activities	106,344,427	93,605,022	58,798,553

Cash flows - financing activities:
Proceeds from issuance of Transition Bonds	―	—	789,777,000
Equity contribution from parent	―	—	3,948,885
Repayment of debt	(93,096,974)	(90,305,053)	(32,040,361)
Distribution paid to parent	(617,580)	(340,203)	—
Cash provided by (used in) financing activities	(93,714,554)	(90,645,256)	761,685,524

Cash flows - investing activities:
Purchase of transition property	―	—	(789,777,000)
Change in restricted funds	(12,629,873)	(2,959,766)	(30,707,077)
Cash used in investing activities	(12,629,873)	(2,959,766)	(820,484,077)

Net increase in cash and cash equivalents	―	—	―
Cash and cash equivalents, beginning of period	1,000	1,000	1,000
Cash and cash equivalents, end of period	$1,000	$1,000	$1,000

Supplemental cash flow disclosures:
Cash paid for interest	$53,052,356	$55,804,115	$36,915,635

See Notes to Financial Statements

TXU ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC
BALANCE SHEETS

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$1,000	$1,000
Restricted cash (Note 5)	54,628,619	45,587,656
Accounts receivable - affiliate	―	28,727
Transition charge receivable:
Affiliates	9,731,673	11,175,991
All other	11,567,723	11,189,699
Total current assets	75,929,015	67,983,073
Investments:
Restricted funds held in trust (Note 5)	16,573,015	12,984,105
Transition property, net of accumulated amortization
of $238,209,464 and $144,548,438	1,051,567,536	1,145,228,562

Total assets	$1,144,069,566	$1,226,195,740

LIABILITIES AND MEMBER'S INTEREST

Current liabilities:
Long-term debt due currently	$96,548,577	$93,096,974
Accounts payable - affiliate	265,240	159,992
Accrued interest	11,214,829	11,773,505
Other current liabilities	7,816,951	2,291,106
Total current liabilities	115,845,597	107,321,577
Transition bonds (Note 3)	977,786,035	1,074,334,612
Regulatory liability	33,947,280	28,060,493
Total liabilities	1,127,578,912	1,209,716,682
Member’s interest (Note 4)	16,490,654	16,479,058

Total liabilities and member's interest	$1,144,069,566	$1,226,195,740

See Notes to Financial Statements

TXU ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC
STATEMENTS OF MEMBER’S INTEREST

	Year Ended December 31,
	2006	2005	2004

Member’s interest:
Balance at beginning of year	$16,479,058	$16,449,885	$12,501,000
Equity contributions from parent	―	—	3,948,885
Distributions paid to parent	(617,580)	(340,203)	—
Net income	629,176	369,376	—

Total member’s interest at end of year	$16,490,654	$16,479,058	$16,449,885

See Notes to Financial Statements

TXU ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC
NOTES TO FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

Description of Business - The Company is a bankruptcy-remote, special-purpose Delaware limited liability company, wholly-owned by TXU Electric Delivery. TXU Electric Delivery is a wholly-owned subsidiary of TXU Corp. TXU Electric Delivery is a regulated electricity transmission and distribution company, principally engaged in providing delivery services to REPs that sell electricity in the north-central, eastern and western parts of Texas.

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

Basis of Presentation— The financial statements of the Company have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in TXU Electric Delivery Transition Bond Company’s Annual Report on Form 10-K for the year ended December 31, 2005. All adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein.

Use of Estimates— The preparation of the Company’s financial statements requires management to make estimates and assumptions about future events that affect the reporting and disclosure of assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense. In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. No material adjustments, other than those disclosed elsewhere herein, were made to previous estimates during the current year.

Regulatory Assets and Liabilities — The Company’s business meets the applicability criteria of SFAS 71. This accounting standard recognizes the cost-based rate making process, which may result in differences in the application of generally accepted accounting principles between regulated and non-regulated entities.  The regulatory liability balances of $33,947,280 and $28,060,493 at December 31, 2006 and 2005, respectively, consists of over/under-recovery of transition charges as discussed below.

Revenue Recognition — The Company records revenue for transition charges under the accrual method of accounting. Revenues are recognized when transition charges are billed by TXU Electric Delivery, as servicer, to REPs for their connected customers on the basis of periodic cycle meter readings. The Company’s revenue includes an estimate for the transition charges billed to REPs by TXU Electric Delivery, as servicer, from the meter reading date to the end of the period (unbilled revenues). The unbilled revenue is based on actual daily revenues for the most recent metered period, adjusted for weather and other measurable factors that affect consumption, applied to the number of unmetered days through the end of the period.

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

2. RELATED PARTY TRANSACTIONS

Pursuant to administration and servicing agreements between the Company and TXU Electric Delivery, TXU Electric Delivery furnishes to the Company, at a fixed fee per year, billing, payment processing, collection, accounting, clerical, secretarial and other administrative services, which are classified as administrative and general expenses in the income statement. The Company’s expense for servicing and administration activities performed by TXU Electric Delivery totaled $931,136, $775,221 and $636,479 for the years ended December 31, 2006, 2005 and 2004, respectively.

Transition charges billed to the REP subsidiaries of TXU Energy Company, which are included in operating revenues, totaled $71,087,632, $82,720,978 and $70,309,612 for the years ended December 31, 2006, 2005 and 2004, respectively. The balance of the transition charge receivable due from the REP subsidiaries of TXU Energy Company totaled $9,731,673 and $11,175,991 at December 31, 2006 and 2005, respectively.

Accounts receivable due from TXU Electric Delivery totaled zero and $28,727 at December 31, 2006 and 2005, respectively and represent amounts billed by TXU Electric Delivery, as servicer, to REPs as security deposits for payment of the REPs transition charges. TXU Electric Delivery, as servicer of the Transition Bonds, reviews the security amount for the REPs quarterly and requests increases when required.

Also see discussion in Note 3 under “Interim true-up” and Note 4 regarding cash distributions.

3. FINANCING ARRANGEMENTS
Long-term Debt — At December 31, 2006 and 2005, the Company’s long-term debt consisted of the following:

	December 31,
	2006	2005

2.260% Fixed Series 2003 Bonds due in semi-annual installments through February 15, 2007	$8,119,707	$44,696,293
4.030% Fixed Series 2003 Bonds due in semi-annual installments through February 15, 2010	122,000,000	122,000,000
4.950% Fixed Series 2003 Bonds due in semi-annual installments through February 15, 2013	130,000,000	130,000,000
5.420% Fixed Series 2003 Bonds due in semi-annual installments through August 15, 2015	145,000,000	145,000,000
3.520% Fixed Series 2004 Bonds due in semi-annual installments through November 15, 2009	158,437,905	214,958,293
4.810% Fixed Series 2004 Bonds due in semi-annual installments through November 15, 2012	221,000,000	221,000,000
5.290% Fixed Series 2004 Bonds due in semi-annual installments through May 15, 2016	289,777,000	289,777,000
Total	1,074,334,612	1,167,431,586

Less amount due currently	96,548,577	93,096,974

Total Long-Term Debt	$977,786,035	$1,074,334,612

The transition property sold to the Company, as well as restricted cash of $6,532,246 in the capital subaccount at December 31, 2006, are pledged as collateral for the Transition Bonds. Collections of transition charges will be used to pay the principal, interest and associated costs of the Transition Bonds. The Company is required to maintain restricted cash pledged as collateral for the Transition Bonds in an amount equal to 0.50% of the initial aggregate principal amount of Transition Bonds outstanding. Should the transition charges collected through the specified payment dates listed above not provide adequate funds to make the scheduled payments of principal and interest, the transition charges can continue to be collected for approximately two years before the Transition Bond goes into default for nonpayment.

Maturity and sinking fund requirements for the years 2007 through 2011 and thereafter under long-term debt instruments outstanding at December 31, 2006, were as follows:

Year
2007	$96,548,577
2008	99,433,391
2009	103,243,824
2010	107,824,974
2011	113,085,241
Thereafter	554,198,605
Total	$1,074,334,612

The fair value of the outstanding Transition Bonds was approximately $1,066,336,569 and $1,163,000,000 as of December 31, 2006 and 2005, respectively. The fair values are estimated at the lesser of either the call price or the market value as determined by quoted market prices.

Financial Covenants— The terms of the Indenture contain financial covenants that require maintenance of specified collateral deposits in proportion to the aggregate principal amount of the Transition Bonds outstanding. As of December 31, 2006, the Company was in compliance with such covenants.

Interim true-up — In the November 2004 interim true-up adjustment for the 2004 Bonds, TXU Electric Delivery, in its role as servicer of the 2004 Bonds, made an error in the calculation of the transition charges applicable to the Large General Service Secondary class of customers. This error was clerical in nature and resulted in the wrong number of forecasted kilowatt-hours for this particular rate class for the applicable period. The result of the error was that the transition charges billed for this customer class were lower than required to meet the May 16, 2005 scheduled principal payment on the 2004 Bonds (even considering the amount in the capital subaccount for the 2004 Bonds, which was used to help meet the scheduled payment). In April 2005, TXU Electric Delivery, as servicer of the 2004 Bonds, requested that TXU Energy Company, as a REP, pay a portion of its then outstanding transition charges related to the 2004 Bonds early in an amount sufficient to cover the expected deficiency. Although not required to make such early payment, TXU Energy Company agreed to make an early payment of approximately $2 million. TXU Energy Company made this early payment with no compensation from either TXU Electric Delivery or the Company. As a result, the scheduled payment of principal and interest was made in full. Although TXU Energy Company agreed to make an early payment of its outstanding transition charges, there can be no assurance that TXU Energy Company would agree to make another early payment. See discussion in Note 1 under “Annual and interim true-up adjustments”.

4. MEMBER’S INTEREST
The Company receives interest income with respect to its Indenture Trustee reserve account and capital subaccounts. Cash distributions to TXU Electric Delivery, the amounts of which represent interest income released by the Indenture Trustee, totaled $617,580 and $340,203 in the years ended December 31, 2006 and 2005, respectively. No distributions were made to TXU Electric Delivery in the year ended December 31, 2004.

5. RESTRICTED CASH
	Balance Sheet Classification
	At December 31, 2006		At December 31, 2005
	Current Assets	Investment	Current Assets	Investment

Collections related to Transition Bonds used only to service debt and pay expenses (includes over-collateralization subaccount of $1,466,651, —, $421,980 and —)	$54,628,619	$—	$45,587,656	$—
Funds for payment of fees associated with Transition Bonds (Indenture Trustee reserve account)	—	10,040,769	—	10,029,173
Reserve for shortfalls of Transition Bond charges (capital subaccount)	—	6,532,246	—	2,954,932
Total	$54,628,619	$16,573,015	$45,587,656	$12,984,105

6. SUBSEQUENT EVENTS

The following disclosure is included in TXU Corp.’s 2006 Annual Report on Form 10-K.

On February 25, 2007, TXU Corp. entered into the Merger Agreement with Merger Sub Parent and Merger Sub, whereby TXU Corp. would merge with Merger Sub and TXU Corp. would become a wholly-owned subsidiary of Merger Sub Parent. Merger Sub Parent and Merger Sub are entities directly and indirectly owned by a private investment group consisting of entities advised by or affiliated with Kohlberg Kravis Roberts and Co. and Texas Pacific Group (Sponsors).

Under the terms of the Merger Agreement, the Sponsors will acquire all of the outstanding shares of TXU Corp. for $69.25 per share, representing a transaction value of approximately $32 billion in addition to the assumption by the Sponsors and the Merger Sub Parent of approximately $12 billion of debt. The Merger Agreement contemplates that upon the merger of Merger Sub with TXU Corp., each outstanding share of TXU Corp. common stock will be cancelled and converted into the right to receive $69.25 in cash, without interest, except for shares held by either TXU Corp. or the Sponsors or their affiliates, or by dissenting shareholders until their rights to dispute are satisfied.

The Merger Agreement contains certain operating covenants with respect to TXU Corp. and its subsidiaries pending the consummation of the proposed merger. Generally, unless the parties have otherwise agreed with respect to specified business activities or TXU Corp. obtains the Merger Sub Parent’s prior written consent, which consent cannot be unreasonably withheld, conditioned or delayed by the Merger Sub Parent, TXU Corp. and its subsidiaries must carry on their businesses in a manner consistent with a business plan that was negotiated between TXU Corp. and Merger Sub Parent and otherwise in the ordinary course of business and use reasonable best efforts to preserve their present business organizations intact and maintain existing relationships and goodwill with governmental entities, customers, suppliers, employees and business organizations. In addition, the Merger Agreement contains certain specific restrictions or limitations on the activities of each of TXU Corp. and its subsidiaries, subject to the receipt of the Merger Sub Parent’s prior written consent, which consent cannot be unreasonably withheld, conditioned or delayed by the Merger Sub Parent, including the issuance or repurchase of capital stock, the amendment of its organization documents, acquisitions and dispositions of assets in excess of specified amounts, capital expenditures in excess of specified amounts, incurrence of certain indebtedness, modification of certain employee compensation and benefits arrangements, discharging of liabilities and changes to TXU Corp.’s trading policies, as well as executing specified trading transactions; however, TXU Corp. is permitted to declare and pay its regular quarterly dividend at the current rate of $0.4325 per quarter.

Consummation of the proposed merger is subject to various conditions, including approval of the merger by a vote of two-thirds of the outstanding shares of TXU Corp. common stock, expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, approval of the Federal Energy Regulatory Commission (FERC) and the Nuclear Regulatory Commission (NRC) other customary closing conditions. TXU Corp. currently expects that the proposed merger will occur in the second half of 2007; however, there can be no assurance that the proposed merger will be consummated. TXU Corp. filed the Merger Agreement with the US Securities and Exchange Commission (SEC) on a Form 8-K on February 26, 2007. The foregoing descriptions of the Merger Agreement and the proposed merger do not purport to be complete and are subject to, and qualified in their entirety by, the full text of the Merger Agreement.

The funding of the transaction will not result in new debt incurred at TXU Electric Delivery.

APPENDIX B

TXU Electric Delivery Transition Bond Company LLC Exhibits to 2006 Form 10-K

Exhibits	Previously Filed* With File Number	As Exhibit
3(i)	Articles of Incorporation.
3(a)	333-91935 (Form 8-K filed August 28, 2003)	4(b)	—	Amended and Restated Certificate of Formation dated as of August 11, 2003.
3(ii)	By-laws
3(b)	333-91935 (Form 8-K filed August 28, 2003)	4(a)	—	Amended and Restated Limited Liability Company Agreement dated as of August 21, 2003.
4	Instruments defining the rights of security holders.
4(a)	333-91935 (Form 8-K filed August 28, 2003)	4(c)	—	Indenture dated as of August 21, 2003.
4(b)	333-91935 (Form 8-K filed August 28, 2003)	4(d)	—	Series 2003-1 Supplement dated as of August 21, 2003.
4(c)	333-91935 (Form 8-K filed June 14, 2004)	4	—	Series 2004-1 Supplement dated as of June 7, 2004.
10	Material Contracts.
10(a)	333-91935 (Form 8-K filed August 28, 2003)	10(a)	—	Series 2003-1 Transition Property Purchase and Sale Agreement dated as of August 21, 2003.
10(b)	333-91935 (Form 8-K filed August 28, 2003)	10(b)	—	Series 2003-1 Transition Property Servicing Agreement dated as of August 21, 2003.
10(c)	333-91935 (Form 8-K filed June 14, 2004)	10(a)	—	Series 2004-1 Transition Property Purchase and Sale Agreement dated as of June 7, 2004.
10(d)	333-91935 (Form 8-K filed June 14, 2004)	10(b)	—	Series 2004-1 Transition Property Servicing Agreement dated as of June 7, 2004.
10(e)	333-91935 (Form 8-K filed August 28, 2003)	10(c)	—	Administration Agreement dated as of August 21, 2003.
10(f)	333-91935 (Form 8-K filed August 28, 2003)	10(d)	—	Intercreditor Agreement dated as of August 21, 2003.

B - 1

Exhibits
(23)	Consent of Experts.
23	—	Consent of Deloitte & Touche, LLP, Independent Auditors for TXU Electric Delivery Transition Bond Company LLC.
(32)	Section 1350 Certifications.
32(a)	—	Certification of T. L. Baker, principal executive officer of TXU Electric Delivery Transition Bond Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	—	Certification of David M. Davis, principal financial officer of TXU Electric Delivery Transition Bond Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(35)	Servicer Compliance Statement.
35	—	Certification of David M. Davis, as principal financial officer of TXU Electric Delivery Company, the Servicer.
(99)	Additional Exhibits.
99(a)(1)	—	Monthly Servicer Report (Series 2004-1 for October 2006)
99(a)(2)	—	Monthly Servicer Report (Series 2004-1 for November 2006)
99(a)(3)	—	Monthly Servicer Report (Series 2004-1 for December 2006)
99(a)(4)	—	Monthly Servicer Report (Series 2003-1 for October 2006)
99(a)(5)	—	Monthly Servicer Report (Series 2003-1 for November 2006)
99(a)(6)	—	Monthly Servicer Report (Series 2003-1 for December 2006)
99(b)	—	Statement of Balances as of December 31, 2006
99(c)	—
A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the Creditworthiness requirements of the Financing Order.

99(e)(1)	—	Statement of Outstanding Bond Balances Series 2003-1
99(e)(2)	—	Statement of Outstanding Bond Balances Series 2004-1
99(f)	—	Semi-Annual Servicer’s Certificate November 2006

* Incorporated herein by reference.

B - 2