Form 10-Q
period 2007-03-31
ONCOR ELECTRIC DELIVERY TRANSITION BOND CO LLC
filed 2007-05-15
CIK 1100179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

— OR —

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-91935

Oncor Electric Delivery Transition Bond Company LLC

(Formerly TXU Electric Delivery Transition Bond Company LLC)

(Exact Name of Registrant as Specified in its Charter)

Delaware	75-2851358
(State of Organization)	(I.R.S. Employer Identification No.)

1601 Bryan Street, Dallas, TX 75201	(214) 486-2000
(Address of Principal Executive Offices)(Zip Code)	(Registrant’s Telephone Number)

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

As of May 8, 2007, all outstanding membership interests in Oncor Electric Delivery Transition Bond Company LLC were held by Oncor Electric Delivery Company.

Oncor Electric Delivery Transition Bond Company LLC meets the conditions set forth in General Instructions (H) (1) (a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format.

Oncor Electric Delivery Transition Bond Company LLC’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are made available to the public, free of charge, on the Oncor Electric Delivery Company website at http://www.oncor.com, as soon as reasonably practicable after they have been filed with or furnished to the Securities and Exchange Commission. Oncor Electric Delivery Transition Bond Company LLC will provide copies of current reports not posted on the website upon request. The information on Oncor Electric Delivery Company’s website shall not be deemed a part of, or incorporated by reference into, this report on Form 10-Q.

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

1999 Restructuring Legislation	legislation that restructured the electric utility industry in Texas to provide for retail competition

2003 Bonds	refers collectively to the four series of securitization bonds issued in August 2003

2004 Bonds	refers collectively to the three series of securitization bonds issued in June 2004

2006 Form 10-K	TXU Electric Delivery Transition Bond Company LLC’s Annual Report on Form 10-K for the year ended December 31, 2006 (now Oncor Electric Delivery Transition Bond Company LLC)

Commission	Public Utility Commission of Texas

Company	Oncor Electric Delivery Transition Bond Company LLC (formerly TXU Electric Delivery Transition Bond Company LLC), a wholly-owned bankruptcy remote financing subsidiary of Oncor Electric Delivery Company

ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the regional reliability coordinator of the various electricity systems within Texas

FERC	US Federal Energy Regulatory Commission

Financing Order	the financing order issued by the Commission on August 5, 2002 to Oncor Electric Delivery Company, its successors and assignees that provide transmission and distribution service

GAAP	generally accepted accounting principles

Indenture	the agreement (dated as of August 21, 2003) between Oncor Electric Delivery Transition Bond Company, as issuer, and the Indenture Trustee, which describes the governing terms of, and secures payment of, the Transition Bonds

Indenture Trustee	The Bank of New York, a New York banking corporation

Merger Agreement	Agreement and Plan of Merger, dated February 25, 2007, under which an investor group led by Kohlberg Kravis Roberts & Co and Texas Pacific Group would acquire TXU Corp.

Moody’s	Moody’s Investors Services, Inc. (a credit rating agency)

NRC	US Nuclear Regulatory Commission

ii

Oncor Electric Delivery	Refers to Oncor Electric Delivery Company (formerly TXU Electric Delivery Company), a subsidiary of TXU Corp., and/or its bankruptcy remote financing subsidiary, Oncor Electric Delivery Transition Bond Company LLC (formerly TXU Electric Delivery Transition Bond Company LLC), depending on context. This Form 10-Q and other SEC filings of Oncor Electric Delivery occasionally make references to Oncor Electric Delivery when describing actions, rights or obligations of its subsidiary. These references reflect the fact that the subsidiary is consolidated with Oncor Electric Delivery for financial reporting purposes. However, these references should not be interpreted to imply that Oncor Electric Delivery is actually undertaking the action or has the rights or obligations of its subsidiary or that the subsidiary company is undertaking an action or has the rights or obligations of its parent company or of any other affiliate.

PURA	Texas Public Utility Regulatory Act

REP	retail electric provider

S&P	Standard & Poor’s Rating Services, a division of the McGraw Hill Inc. Companies (a credit rating agency)

SEC	US Securities and Exchange Commission

Settlement Plan	regulatory settlement plan that received final approval by the Commission in January 2003

Transition Bonds	refers collectively to the 2003 Bonds and the 2004 Bonds

TXU Corp.	refers to TXU Corp., a holding company, and/or its consolidated subsidiaries, depending on context

TXU Energy Company	refers to TXU Energy Company LLC, a subsidiary of TXU Corp., and/or its consolidated subsidiaries, depending on context

US	United States of America

iii

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Operating revenues:
Transition charge revenue	$36,745,368	$35,599,816
Investment income	779,816	564,885

Total operating revenues	37,525,184	36,164,701

Operating expenses:
Interest expense	12,643,105	13,377,496
Amortization of transition property	22,912,961	22,144,990
Over (under)-recovery of transition charges	1,581,355	296,864
Servicing fees, administrative and general expenses	207,472	207,472

Total operating expenses	37,344,893	36,026,822

Net income	$180,291	$137,879

See Notes to Financial Statements

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows – operating activities:
Net income	$180,291	$137,879
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of transition property	22,912,961	22,144,990
Over (under)-recovery of transition charges	1,581,355	296,864
Changes in operating assets	(1,291,826)	664,546
Changes in operating liabilities	3,323,871	3,497,613

Cash provided by operating activities	26,706,652	26,741,892
Cash flows – financing activities:
Repayment of debt	(21,333,128)	(20,936,802)
Distribution paid to parent	(180,099)	—

Cash used in financing activities	(21,513,227)	(20,936,802)
Cash flows – investing activities:
Change in restricted funds	(5,193,425)	(5,672,373)

Cash used in investing activities	(5,193,425)	(5,672,373)
Net increase in cash and cash equivalents	—	132,717
Cash and cash equivalents, beginning of period	1,000	1,000

Cash and cash equivalents, end of period	$1,000	$133,717

Supplemental cash flow disclosures:
Cash interest payments	$9,697,053	$10,110,368

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$1,000	$1,000
Restricted cash (Note 5)	59,805,735	54,628,619
Transition charge receivable:
Affiliates	6,829,028	9,731,673
All other	15,762,194	11,567,723

Total current assets	82,397,957	75,929,015
Investments:
Restricted funds held in trust (Note 5)	16,589,324	16,573,015
Transition property, net of accumulated amortization of $261,122,425 and $238,209,464	1,028,654,575	1,051,567,536

Total assets	$1,127,641,856	$1,144,069,566

LIABILITIES AND MEMBER’S INTEREST

Current liabilities:
Long-term debt due currently	$97,368,375	$96,548,577
Accounts payable—affiliate	216,789	265,240
Accrued interest	14,160,882	11,214,829
Other current liabilities	8,243,220	7,816,951

Total current liabilities	119,989,266	115,845,597
Transition bonds (Note 3)	955,633,109	977,786,035
Regulatory liability	35,528,635	33,947,280

Total liabilities	1,111,151,010	1,127,578,912
Member’s interest (Note 4)	16,490,846	16,490,654

Total liabilities and member’s interest	$1,127,641,856	$1,144,069,566

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES

Business — The Company is a bankruptcy-remote, special-purpose Delaware limited liability company, wholly-owned by Oncor Electric Delivery. The Company was organized for the limited purpose of purchasing and owning transition property and issuing securitization (transition) bonds to recover generation-related regulatory assets and other qualified costs. Oncor Electric Delivery is a wholly-owned subsidiary of TXU Corp. Oncor Electric Delivery is a regulated electricity transmission and distribution company, principally engaged in providing delivery services to REPs that sell electricity in the north-central, eastern and western parts of Texas.

Basis of Presentation — The condensed financial statements of the Company have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in its 2006 Form 10-K. All adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the condensed interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in the 2006 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year.

Over/under-recovery of transition charges — The Company accounts for the difference between transition charge revenues and the total of interest expense, amortization of the transition property and other fees and expenses as an over/under-recovery of transition charges. To the extent revenues exceed expenses, the Company records an increase to expense with a corresponding increase to a regulatory liability. To the extent revenues are less than expenses, the Company records a decrease to expense with a corresponding decrease to the regulatory liability.

Annual and interim true-up adjustments — Variations in customer usage impact transition charge revenues resulting in temporary over/under-recovery of transition charges. In such instances where sufficient funds are not collected through transition charges, the over-collateralization and the capital subaccounts are drawn down to make scheduled payments on the Transition Bonds. Oncor Electric Delivery files, on behalf of the Company, an annual true-up adjustment with the Commission with respect to each series of Transition Bonds. The annual true-up adjustments for the 2003 Bonds and the 2004 Bonds are filed in August and May, respectively. In the filing, Oncor Electric Delivery requests the Commission to increase or decrease the authorized transition charges such that, based on the then current forecast of customer usage, sufficient funds will be collected during the following period to meet the scheduled debt service payments and replenish the over-collateralization and capital subaccounts to their required level. The Company also has the right, under certain circumstances, to file interim true-up adjustment requests semi-annually, if needed, to make scheduled payments.

2.	RELATED–PARTY TRANSACTIONS

Pursuant to administration and servicing agreements between the Company and Oncor Electric Delivery, Oncor Electric Delivery furnishes to the Company, at a fixed fee per year, billing, payment processing, collection, accounting, clerical, secretarial and other administrative services, which are reflected as administrative and general expenses in the income statement. The Company’s expense for servicing and administration activities performed by Oncor Electric Delivery totaled $206,472 and $193,805 for the three months ended March 31, 2007 and 2006, respectively.

Transition charges billed to the REP subsidiaries of TXU Energy Company, which are included in operating revenues, totaled $16,564,241 and $16,968,962 for the three months ended March 31, 2007 and 2006, respectively. The balance of the transition charge receivable due from the REP subsidiaries of TXU Energy Company totaled $6,829,028 at March 31, 2007 and $9,731,673 at December 31, 2006.

Oncor Electric Delivery, as servicer of the Transition Bonds, collects security deposits from REPs for payment of the REPs’ transition charges and remits these amounts to the Company as they are collected. No amounts were outstanding from Oncor Electric Delivery at both March 31, 2007 and December 31, 2006. Oncor Electric Delivery reviews the security amount for the REPs quarterly and requests increases when required.

Also see discussion in Note 4 regarding cash distributions.

3.	FINANCING ARRANGEMENTS

Long-term debt — At March 31, 2007 and December 31, 2006, the Company’s long-term debt consisted of the following:

	March 31, 2007	December 31, 2006
2.260% Fixed Series 2003 Bonds due in semi-annual installments through February 15, 2007	$—	$8,119,707
4.030% Fixed Series 2003 Bonds due in semi-annual installments through February 15, 2010	108,786,579	122,000,000
4.950% Fixed Series 2003 Bonds due in semi-annual installments through February 15, 2013	130,000,000	130,000,000
5.420% Fixed Series 2003 Bonds due in semi-annual installments through August 15, 2015	145,000,000	145,000,000
3.520% Fixed Series 2004 Bonds due in semi-annual installments through November 15, 2009	158,437,905	158,437,905
4.810% Fixed Series 2004 Bonds due in semi-annual installments through November 15, 2012	221,000,000	221,000,000
5.290% Fixed Series 2004 Bonds due in semi-annual installments through May 15, 2016	289,777,000	289,777,000

Total	1,053,001,484	1,074,334,612
Less amount due currently	97,368,375	96,548,577

Total long-term debt	$955,633,109	$977,786,035

The transition property sold to the Company, as well as restricted cash of $6,548,363 in the capital subaccount at March 31, 2007, are pledged as collateral for the Transition Bonds. Collections of transition charges will be used to pay the principal, interest and associated costs of the Transition Bonds. The Company is required to maintain restricted cash pledged as collateral for the Transition Bonds in an amount equal to 0.50% of the initial aggregate principal amount of Transition Bonds outstanding. Should the transition charges collected through the specified payment dates listed above not provide adequate funds to make the scheduled payments of principal, the transition charges can continue to be collected for approximately two years before the Transition Bonds go into default for nonpayment of principal.

Financial Covenants — The terms of the Indenture contain financial covenants that require maintenance of specified collateral deposits in proportion to the aggregate principal amount of the Transition Bonds outstanding. As of March 31, 2007, the Company was in compliance with such covenants.

4.	MEMBER’S INTEREST

The Company receives interest income with respect to the indenture trustee reserve account and capital subaccounts. Cash distributions to Oncor Electric Delivery, the amounts of which represent interest income released by the Indenture Trustee, totaled $180,099 in the three month period ended March 31, 2007. The distributions are recorded as a reduction in Member’s Interest.

The following table presents the changes in Member’s Interest for the three months ended March 31, 2007:

Total Member’s Interest
Balance at December 31, 2006	$16,490,654
Distribution paid to parent	(180,099)
Net income	180,291

Balance at March 31, 2007	$16,490,846

5.	RESTRICTED CASH

	Balance Sheet Classification
	At March 31, 2007		At December 31, 2006
	Current Assets	Investment	Current Assets	Investment
Collections related to Transition Bonds used only to service debt and pay expenses (includes over-collateralization subaccount of $1,573,715, $— , $1,466,651 and $— )	$59,805,735	$—	$54,628,619	$—
Funds for payment of fees associated with Transition Bonds (Indenture Trustee reserve account)	—	10,040,961	—	10,040,769
Reserve for shortfalls of Transition Bond charges (capital subaccounts)	—	6,548,363	—	6,532,246

Total	$59,805,735	$16,589,324	$54,628,619	$16,573,015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of

Oncor Electric Delivery Transition Bond Company LLC:

We have reviewed the accompanying condensed balance sheet of Oncor Electric Delivery Transition Bond Company LLC (formerly TXU Electric Delivery Transition Bond Company LLC) (the “Company”) as of March 31, 2007, and the related condensed statements of income and cash flows for the three-month periods ended March 31, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of the Company as of December 31, 2006, and the related statements of income, member’s interest and cash flows for the year then ended (not presented herein); and in our report dated March 19, 2007, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2006 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Dallas, Texas

May 9, 2007

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

The Company is a bankruptcy-remote, special-purpose Delaware limited liability company, wholly-owned by Oncor Electric Delivery. The Company was organized for the limited purpose of purchasing and owning transition property and issuing securitization (transition) bonds to recover generation-related regulatory assets and other qualified costs. Oncor Electric Delivery is a wholly-owned subsidiary of TXU Corp. Oncor Electric Delivery is a regulated electricity transmission and distribution company, principally engaged in providing delivery services to REPs that sell electricity in the north-central, eastern and western parts of Texas.

On February 25, 2007, TXU Corp. entered into a Merger Agreement under which an investor group led by Kohlberg Kravis Roberts & Co. and Texas Pacific Group (Sponsors) is expected to acquire TXU Corp. if the relevant conditions to closing are satisfied (Proposed Merger).

Proposed Merger — The following is as disclosed in the TXU Corp. quarterly report on Form 10-Q for the three months ended March 31, 2007:

The Merger Agreement contains a “go-shop” provision that gave TXU Corp. the right to solicit competing proposals until April 16, 2007. The “go-shop” process conducted on behalf of TXU Corp. by an independent financial advisor to the TXU Corp. Board of Directors has ended, and TXU Corp.’s Board of Directors determined that no proposal was received that could reasonably be expected to result in a proposal superior to the Proposed Merger.

TXU Corp. and the Sponsors are continuing their efforts to complete the Proposed Merger. On April 19, 2007, TXU Generation Company LP filed with the NRC an application for the indirect transfer of control of the nuclear operating licenses relating to its Comanche Peak nuclear generation units. On April 25, 2007, Oncor Electric Delivery and Texas Energy Future Holdings Limited Partnership (TEF), the holding company formed by the Sponsors to acquire TXU Corp., filed with the Commission an application under Section 14.101 of PURA requesting that the Commission make a determination that the transaction as it relates to Oncor Electric Delivery is in the public interest. While not a condition to closing contained in the Merger Agreement, Oncor Electric Delivery and TEF intend to cooperate with the Commission in its review of the Proposed Merger as it relates to Oncor Electric Delivery. On May 4, 2007, Oncor Electric Delivery, TXU Portfolio Management and TEF filed with the FERC an application for the indirect transfer of control of certain FERC jurisdictional assets. TXU Corp. and the Sponsors expect to make the required filings with the U.S. Department of Justice (under the Hart-Scott-Rodino Act) and the Federal Communications Commission within the next few months. All required regulatory approvals are expected to be obtained by the fourth quarter of 2007. TXU Corp. currently expects to hold its annual shareholders’ meeting and shareholder vote on the Proposed Merger during the summer of 2007 on a date to be determined after TXU Corp. files with the SEC the preliminary proxy statement related to the Proposed Merger. TXU Corp. expects to file the preliminary proxy statement within the next few months.

As part of the commitments made in connection with the Proposed Merger, TXU Electric Delivery Company has been renamed Oncor Electric Delivery Company. This name change is part of a broader plan to separately manage certain of TXU Corp.’s businesses after closing of the Proposed Merger.

RESULTS OF OPERATIONS

Operating revenue increased $1,360,483, or 4%, to $37,525,184 for the three months ended March 31, 2007.

Operating Revenues

	Three Months Ended March 31,
	2007	2006
Transition charge revenues	$36,745,368	$35,599,816
Investment income	779,816	564,885

Total operating revenues	$37,525,184	$36,164,701

•

Transition charge revenues increased $1,145,552 to $36,745,368 for the three month period ended March 31, 2007. This increase was primarily driven by increased rates reflecting the May 2006 and August 2006 annual true-up adjustments and increased delivered volumes due to colder, more normal weather and growth in points of delivery.

•

Investment income increased $214,931 to $779,816 for the three months ended March 31, 2007. Investment income represents earnings on restricted cash balances. The primary drivers of the increases are higher interest rates and higher investment balances. The restricted cash is invested in short-term US government securities.

Interest expense decreased $734,391 to $12,643,105 for the three months ended March 31, 2007 reflecting scheduled principal payments on the Transition Bonds.

Amortization of transition property increased $767,971 to $22,912,961 for the three months ended March 31, 2007 reflecting increased principal payments on the Transition Bonds.

The Company recorded expenses for the over-recovery of transition charges of $1,581,355 and $296,864 in the three month periods ended March 31, 2007 and 2006, respectively. See discussion under “Over/under-recovery of transition charges” in Note 1 to the Financial Statements.

Net income totaled $180,291 and $137,879 for the three months ended March 31, 2007 and 2006, respectively. Net income includes interest earned on the indenture trustee reserve account and capital subaccounts which the Company expects to periodically distribute to Oncor Electric Delivery as released by the Indenture Trustee. See Note 4 to the Financial Statements.

FINANCIAL CONDITION

Cash Flows — Cash flows provided by operating activities decreased $35,240, or less than 1%, to $26,706,652 for the three months ended March 31, 2007. The decrease reflected:

•	an increase in transition charge receivables of $1,956,372 reflecting higher delivered volumes due to colder (more normal) weather and growth in points of delivery.

partially offset by:

•	an increase of $1,284,491 in over-recovery of transition charges resulting from true-up adjustments for the Transition Bonds; and

•	the benefit of $413,315 in lower interest payments in 2007 as a result of scheduled principal payments on the Transition Bonds.

Financing activities used cash flows of $21,513,227 and $20,936,802 for the three months ended March 31, 2007 and 2006, respectively, representing scheduled principal payments on the Transition Bonds and distributions to parent of interest income earned on the Indenture Trustee reserve account and capital subaccount.

Cash flows used in investing activities totaled $5,193,425 and $5,672,373 for the three month periods ended March 31, 2007 and 2006, respectively. The change in investing activity represents changes in the balances of all restricted cash accounts.

As discussed in Note 1 to the Financial Statements, Oncor Electric Delivery, as servicer, files for increases or decreases (true-ups) in transition charges with the Commission to ensure sufficient funds will be collected during the following period to meet scheduled payments on the Transition Bonds and to maintain the capital and over-collateralization subaccounts at the required levels. The latest filings of the annual true-ups for the Transition Bonds were in May 2006 and August 2006. Based on the approved transition charges and current forecast of customer usage, the Company expects that revenues collected will be sufficient to make the scheduled payments.

As of March 31, 2007, restricted cash included the balance in the capital subaccount of $2,519,684 compared to the required level of $2,500,000 for the 2003 Bonds and $4,028,679 compared to the required level of $3,948,885 for the 2004 Bonds. Additionally, as of March 31, 2007, the balance in the over-collateralization subaccount for the 2003 Bonds was $734,737, compared to the required level of $729,166, and for the 2004 Bonds was $838,978, compared to the required level of $822,685. There are no penalties as a result of being above or below the required levels in the capital and over-collateralization subaccounts. Any future shortfalls in the subaccounts for either series of Transition Bonds would be addressed in future true-up filings.

Member’s Interest — A cash distribution to Oncor Electric Delivery in the amount of $180,099 was declared on March 28, 2007 and paid on March 30, 2007. The distribution represents interest income released by the Indenture Trustee and was recorded as a reduction in Member’s Interest.

FINANCING ACTIVITIES

The Company’s financing needs are limited to issuance of the Transition Bonds. There is no provision to allow for any other borrowings.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — The terms of the Indenture contain financial covenants that require maintenance of specified collateral deposits in proportion to the aggregate principal amount of the Transition Bonds outstanding. As of March 31, 2007, the Company was in compliance with such covenants.

CHANGES IN ACCOUNTING STANDARDS

There have been no recently issued accounting standards effective after March 31, 2007 that are expected to materially impact the Company.

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

•

the accuracy of the servicer’s estimates of industrial, commercial and residential growth in Oncor Electric Delivery’s service territory, including related estimates of conservation and electric usage efficiency;

•	weather conditions and other natural phenomena affecting retail electric customer energy usage;

•	acts of sabotage, terrorist activities or other catastrophic events;

•	the speed, degree and effect of continued electric industry restructuring;

•	the operating performance of Oncor Electric Delivery’s facilities and third-party suppliers of electric energy in Oncor Electric Delivery’s service territory;

•	the accuracy of the servicer’s estimates of the payment patterns of retail electric customers, including the rate of delinquencies and any collections curves;

•	actions by credit rating agencies; and

•	the operational and financial ability of REPs to bill and collect transition charges and make timely payments of amounts billed by the servicer to the REPs for transition charges.

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

PART II. OTHER INFORMATION

REQUIRED REPORTS

The Company has included in this quarterly report on Form 10-Q or furnished on its website at www.oncor.com, as indicated, the following information in respect of each series of outstanding Transition Bonds, as required by the terms of the indenture relating to the Transition Bonds. Exhibits that are filed as a part of this Form 10-Q are listed below.

Required Item	Filed as Exhibit or Furnished on Website

Monthly servicer report (Series 2004-1 for January 2007)	Exhibit 99 (a)(1)
Monthly servicer report (Series 2004-1 for February 2007)	Exhibit 99 (a)(2)
Monthly servicer report (Series 2004-1 for March 2007)	Exhibit 99 (a)(3)
Monthly servicer report (Series 2003-1 for January 2007)	Exhibit 99 (a)(4)
Monthly servicer report (Series 2003-1 for February 2007)	Exhibit 99 (a)(5)
Monthly servicer report (Series 2003-1 for March 2007)	Exhibit 99 (a)(6)

Statement of Collection Account Balances as of March 31, 2007	Exhibit 99 (b)

A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order.

Exhibit 99 (c)

Statement of Outstanding Bond Balances Series 2003-1	Exhibit 99 (e)(1)
Statement of Outstanding Bond Balances Series 2004-1	Exhibit 99 (e)(2)
Semi Annual Servicer’s Certificate (Series 2003-1 for February 2007)	Exhibit 99 (f)

Item 1A.	RISK FACTORS

There have been no significant changes in risk factors of the Company since December 31, 2006 as disclosed in the 2006 Form 10-K.

ITEM 6.	EXHIBITS

(a)	Exhibits:

Exhibits	Previously Filed With File Number*	As Exhibit
3(i)	Articles of Incorporation

3(a)	333-91935 Form 8-K (filed August 28, 2003)	4(b)	—	Amended and Restated Certificate of Formation dated as of August 11, 2003.

3(b)	333-91935 Form 10-Q/A (filed May 17, 2004)	3(a)(1)	—	Certificate of Amendment to Amended and Restated Certificate of Formation, dated as of May 13, 2004.

3(c)			—	Certificate of Amendment to Amended and Restated Certificate of Formation, dated as of April 20, 2007.

3(ii)	By-laws

3(d)	333-91935 Form 8-K (filed August 28, 2003)	4(a)	—	Amended and Restated Limited Liability Company Agreement dated as of August 21, 2003.

3(e)	333-91935 Form 10-Q/A (filed May 17, 2004)	3(b)(1)	—	First Amendment to Amended and Restated Limited Liability Company Agreement, dated as of May 13, 2004.

(15)	Letter re: Unaudited Financial Information

15			—	Letter from independent registered accounting firm as to unaudited interim financial information.

(32)	Section 1350 Certifications.

32(a)			—	Certification of Robert S. Shapard, principal executive officer of Oncor Electric Delivery Transition Bond Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)			—	Certification of David M. Davis, principal financial officer of Oncor Electric Delivery Transition Bond Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(35)	Servicer Compliance Statement.

35			—	Certification of David M. Davis, as principal financial officer of Oncor Electric Delivery Company, the Servicer.

(99)	Additional Exhibits

99(a)(1)			—	Monthly Servicer Report (Series 2004-1 for January 2007)

99(a)(2)			—	Monthly Servicer Report (Series 2004-1 for February 2007)

99(a)(3)	—	Monthly Servicer Report (Series 2004-1 for March 2007)

99(a)(4)	—	Monthly Servicer Report (Series 2003-1 for January 2007)

99(a)(5)	—	Monthly Servicer Report (Series 2003-1 for February 2007)

99(a)(6)	—	Monthly Servicer Report (Series 2003-1 for March 2007)

99(b)	—	Statement of Collection Account Balances as of March 31, 2007

99(c)	—	A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order; (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order.

99(e)(1)	—	Statement of Outstanding Bond Balances Series 2003-1

99(e)(2)	—	Statement of Outstanding Bond Balances Series 2004-1

99(f)	—	Semi-Annual Servicer’s Certificate (Series 2003-1 for February 2007)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

By	/s/ Robert S. Shapard
Robert S. Shapard
as Chairman and Chief Executive of Oncor Electric Delivery Company, the Servicer

Date: May 15, 2007