Form 10-Q
period 2007-06-30
ONCOR ELECTRIC DELIVERY TRANSITION BOND CO LLC
filed 2007-08-14
CIK 1100179

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

_____________________

FORM 10-Q

[√] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

As of August 10, 2007, all outstanding membership interests in Oncor Electric Delivery Transition Bond Company LLC were held by Oncor Electric Delivery Company.

Oncor Electric Delivery Transition Bond Company LLC meets the conditions set forth in General Instructions (H) (1) (a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format.

TABLE OF CONTENTS

		Page
GLOSSARY		ii

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Statements of Income —
	Three and Six Months Ended June 30, 2007 and 2006	1

	Condensed Statements of Cash Flows —
	Six Months Ended June 30, 2007 and 2006	2

	Condensed Balance Sheets —
	June 30, 2007 and December 31, 2006	3

	Notes to Condensed Financial Statements	4

	Report of Independent Registered Public Accounting Firm	8

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	9

Item 4.	Controls and Procedures	13

PART II.	OTHER INFORMATION

	Required Reports	14

Item 1A.	Risk Factors	15

Item 6.	Exhibits	15

SIGNATURE		17

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
Indenture
the agreement (dated as of August 21, 2003 as appended) between Oncor Electric Delivery Transition Bond Company, as issuer, and the Indenture Trustee, which describes the governing terms of, and secures payment of, the Transition Bonds

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

PURA	Texas Public Utility Regulatory Act
REP	retail electric provider
S&P	Standard & Poor’s Rating Services, a division of the McGraw Hill Inc. Companies (a credit rating agency)
SEC	US Securities and Exchange Commission
Settlement Plan	regulatory settlement plan that received final approval by the Commission in January 2003
Texas Competitive Holdings	refers to Texas Competitive Electric Holdings Company LLC (formerly TXU Energy Company LLC), a subsidiary of TXU Corp., and/or its consolidated subsidiaries, depending on context
Transition Bonds	refers collectively to the 2003 Bonds and the 2004 Bonds
TXU Corp.	refers to TXU Corp., a holding company, and/or its consolidated subsidiaries, depending on context
US	United States of America

iii

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Operating revenues:
Transition charge revenue	$33,539,521	$37,458,291	$70,284,889	$73,058,107
Investment income	756,715	604,672	1,536,531	1,169,557
Total operating revenues	34,296,236	38,062,963	71,821,420	74,227,664

Operating expenses:
Interest expense	12,434,501	13,203,943	25,077,606	26,581,439
Amortization of transition property	22,849,084	21,949,988	45,762,045	44,094,978
Over (under)-recovery of transition charges	(1,409,933)	2,594,931	171,422	2,891,795
Servicing fees, administrative and general expenses	207,472	207,472	414,944	414,944
Total operating expenses	34,081,124	37,956,334	71,426,017	73,983,156

Net income	$215,112	$106,629	$395,403	$244,508

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006

Cash flows – operating activities:
Net income	$395,403	$244,508
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of transition property	45,762,045	44,094,978
Over-recovery of transition charges	171,422	2,891,795
Changes in operating assets	(1,255,246)	(2,022,289)
Changes in operating liabilities	1,082,888	119,744
Cash provided by operating activities	46,156,512	45,328,736

Cash flows – financing activities:
Repayment of debt	(48,402,044)	(46,938,488)
Distribution paid to parent	(397,159)	(237,692)
Cash used in financing activities	(48,799,203)	(47,176,180)

Cash flows – investing activities:
Change in restricted funds	2,642,691	1,847,444
Cash provided by investing activities	2,642,691	1,847,444

Net increase in cash and cash equivalents	―	―
Cash and cash equivalents, beginning of period	1,000	1,000
Cash and cash equivalents, end of period	$1,000	$1,000

Supplemental cash flow disclosures:
Cash interest payments	$25,465,212	$26,873,286

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$1,000	$1,000
Restricted cash (Note 5)	51,989,867	54,628,619
Accounts receivable - affiliate	10,374	―
Transition charge receivable:
Affiliates	10,265,050	9,731,673
All other	12,279,218	11,567,723
Total current assets	74,545,509	75,929,015
Investments:
Restricted funds held in trust (Note 5)	16,569,077	16,573,015
Transition property, net of accumulated amortization
of $283,971,509 and $238,209,464	1,005,805,491	1,051,567,536

Total assets	$1,096,920,077	$1,144,069,566

LIABILITIES AND MEMBER'S INTEREST

Current liabilities:
Long-term debt due currently	$98,329,156	$96,548,577
Accounts payable - affiliate	265,240	265,240
Accrued interest	10,827,224	11,214,829
Other current liabilities	9,287,445	7,816,951
Total current liabilities	118,709,065	115,845,597
Transition bonds (Note 3)	927,603,412	977,786,035
Regulatory liability	34,118,702	33,947,280
Total liabilities	1,080,431,179	1,127,578,912
Member’s interest (Note 4)	16,488,898	16,490,654

Total liabilities and member's interest	$1,096,920,077	$1,144,069,566

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.           SIGNIFICANT ACCOUNTING POLICIES

Business– The Company is a bankruptcy-remote, special-purpose Delaware limited liability company, wholly-owned by Oncor Electric Delivery.  The Company was organized for the limited purpose of purchasing and owning transition property and issuing securitization (transition) bonds to recover generation-related regulatory assets and other qualified costs.  Oncor Electric Delivery is a wholly-owned subsidiary of TXU Corp.  Oncor Electric Delivery is a regulated electricity transmission and distribution company, principally engaged in providing delivery services to REPs that sell electricity in the north-central, eastern and western parts of Texas.

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

2.           RELATED–PARTY TRANSACTIONS

Pursuant to administration and servicing agreements between the Company and Oncor Electric Delivery, Oncor Electric Delivery furnishes to the Company, at a fixed fee per year, billing, payment processing, collection, accounting, clerical, secretarial and other administrative services, which are reflected as administrative and general expenses in the income statement.  The Company’s expense for servicing and administration activities performed by Oncor Electric Delivery totaled $206,472 and $193,806 for the three months ended June 30, 2007 and 2006, respectively, and $412,944 and $387,611 for the six months ended June 30, 2007 and 2006, respectively.

Transition charges billed to the REP subsidiaries of Texas Competitive Holdings, which are included in operating revenues, totaled $14,100,510 and $17,752,330 for the three months ended June 30, 2007 and 2006, respectively, and $30,664,751 and $34,721,292 for the six months ended June 30, 2007 and 2006, respectively.  The balance of the transition charge receivable due from the REP subsidiaries of Texas Competitive Holdings totaled $10,265,050 at June 30, 2007 and $9,731,673 at December 31, 2006.

Oncor Electric Delivery, as servicer of the Transition Bonds, collects security deposits from REPs for payment of the REPs’ transition charges and remits these amounts to the Company as they are collected.  The outstanding amount from Oncor Electric Delivery was $10,374 at June 30, 2007.  No amount was outstanding from Oncor Electric Delivery at December 31, 2006.  Oncor Electric Delivery reviews the security amount for the REPs quarterly and requests increases when required.

Also see discussion in Note 4 regarding cash distributions.

3.           FINANCING ARRANGEMENTS

Long-term debt — At June 30, 2007 and December 31, 2006, the Company’s long-term debt consisted of the following:

	June 30,	December 31,
	2007	2006

2.260% Fixed Series 2003 Bonds due in semi-annual installments through February 15, 2007	$ ―	$8,119,707
4.030% Fixed Series 2003 Bonds due in semi-annual installments through February 15, 2010	108,786,579	122,000,000
4.950% Fixed Series 2003 Bonds due in semi-annual installments through February 15, 2013	130,000,000	130,000,000
5.420% Fixed Series 2003 Bonds due in semi-annual installments through August 15, 2015	145,000,000	145,000,000
3.520% Fixed Series 2004 Bonds due in semi-annual installments through November 15, 2009	131,368,989	158,437,905
4.810% Fixed Series 2004 Bonds due in semi-annual installments through November 15, 2012	221,000,000	221,000,000
5.290% Fixed Series 2004 Bonds due in semi-annual installments through May 15, 2016	289,777,000	289,777,000
Total	1,025,932,568	1,074,334,612

Less amount due currently	98,329,156	96,548,577

Total long-term debt	$927,603,412	$977,786,035

The transition property sold to the Company, as well as restricted cash of $6,530,064 in the capital subaccount at June 30, 2007, are pledged as collateral for the Transition Bonds.  Collections of transition charges will be used to pay the principal, interest and associated costs of the Transition Bonds.  The Company is required to maintain restricted cash pledged as collateral for the Transition Bonds in an amount equal to 0.50% of the initial aggregate principal amount of Transition Bonds outstanding.  Should the transition charges collected through the specified payment dates noted above not provide adequate funds to make the scheduled payments of principal, the transition charges can continue to be collected for approximately two years before the Transition Bonds go into default for nonpayment of principal.

Financial Covenants— The terms of the Indenture contain financial covenants that require maintenance of specified collateral deposits in proportion to the aggregate principal amount of the Transition Bonds outstanding.  As of June 30, 2007, the Company was in compliance with such covenants.

4.           MEMBER’S INTEREST

The Company receives interest income with respect to the indenture trustee reserve account and capital subaccounts.  Cash distributions to Oncor Electric Delivery, the amounts of which represent interest income released by the Indenture Trustee, totaled $217,061 and $397,159 in the three month and six month periods ended June 30, 2007.  The distributions are recorded as a reduction in Member’s Interest.

The following table presents the changes in Member’s Interest for the six months ended June 30, 2007:

Total Member’s Interest

Balance at December 31, 2006	$16,490,654
Distributions paid to parent	(397,159)
Net income	395,403
Balance at June 30, 2007	$16,488,898

5.           RESTRICTED CASH

	Balance Sheet Classification
	At June 30, 2007		At December 31, 2006
	Current Assets	Investment	Current Assets	Investment

Collections related to Transition Bonds used only to service debt and pay expenses (includes over-collateralization subaccount of $1,738,189, $—, $1,466,651 and $—)	$51,989,867	$—	$54,628,619	$—
Funds for payment of fees associated with Transition Bonds (Indenture Trustee reserve account)	—	10,039,013	—	10,040,769
Reserve for shortfalls of Transition Bond charges (capital subaccounts)	—	6,530,064	—	6,532,246
Total	$51,989,867	$16,569,077	$54,628,619	$16,573,015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of
Oncor Electric Delivery Transition Bond Company LLC:

We have reviewed the accompanying condensed balance sheet of Oncor Electric Delivery Transition Bond Company LLC (the “Company”) as of June 30, 2007, the related condensed statements of income for the three-month and six-month periods ended June 30, 2007 and 2006, and of cash flows for the six-month periods ended June 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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
August 9, 2007

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

Proposed Merger─ The following is as disclosed in the TXU Corp. quarterly report on Form 10-Q for the quarterly period ended June 30, 2007:

In connection with the Proposed Merger, Mr. Wilder, TXU Corp.’s Chairman and Chief Executive Officer, has advised the Board of Directors that he will not be remaining with TXU Corp. following the Proposed Merger.  However, in the event the Proposed Merger does not close, he will remain as Chairman and Chief Executive Officer of TXU Corp. to ensure the continuity of the corporate management team and to oversee TXU Corp.’s business and the implementation of an alternative strategy to the Proposed Merger.

The Merger Agreement contains a "go-shop" provision that gave TXU Corp. the right to solicit competing proposals until April 16, 2007.  The "go-shop" process conducted on behalf of TXU Corp. by an independent financial advisor to the TXU Corp. Board of Directors has ended, and TXU Corp.'s Board of Directors determined that no proposal was received that could reasonably be expected to result in a proposal superior to the Proposed Merger.

TXU Corp. and the Sponsors are continuing their efforts to complete the Proposed Merger.  In April 2007, TXU Generation Company LP filed an application with the NRC for the indirect transfer of control of the operating licenses relating to its Comanche Peak nuclear generation units.  The receipt of the required NRC approval is a condition to the parties’ respective obligations to complete the Proposed Merger.  The time period for third party intervention in respect of the NRC application expired in July 2007 without notice of any intervention in opposition to the transaction.

In May 2007, Oncor Electric Delivery, TXU Portfolio Management and Texas Energy Future Holdings Limited Partnership (TEF), the holding company formed by the Sponsors to acquire TXU Corp., filed with the FERC an application for the indirect transfer of control of certain FERC jurisdictional assets (principally the direct current interconnection between ERCOT and the Southwest Power Pool and TXU Portfolio Management's power marketer license).  The receipt of FERC approval under Section 203 of the Federal Power Act is a condition to the parties’ respective obligations to complete the Proposed Merger.  The time period for third party intervention in respect of the FERC application expired in June 2007 without notice of any intervention in opposition to the transaction.

In June 2007, TXU Corp. and the Sponsors filed required documents pursuant to the Hart-Scott-Rodino Act with the U.S. Department of Justice and the Federal Trade Commission.  TXU Corp. received notification on July 16, 2007 that the required waiting period under the Hart-Scott-Rodino Act had ended.  No further action is required by TXU Corp. and the Sponsors.  The requirements of the Hart-Scott-Rodino Act will be satisfied if the Proposed Merger is completed within one year from the end of the waiting period.  Although the waiting period has ended, the US Department of Justice, the Federal Trade Commission or others could take action under the antitrust laws with respect to the Proposed Merger, including seeking to enjoin the completion of, rescind or conditionally approve the Proposed Merger.

TXU Corp. has received approvals from the Federal Communication Commission for the transfer of radio and point-to-point private microwave licenses.

TXU Corp. has scheduled its annual shareholders' meeting and shareholder vote on the Proposed Merger for September 7, 2007.  Assuming shareholder approval and required regulatory approvals are obtained, the Proposed Merger is expected to close in the fourth quarter of 2007.

In April 2007, Oncor Electric Delivery and TEF filed an application with the Commission under Section 14.101 of PURA requesting that the Commission make a determination that the transaction as it relates to Oncor Electric Delivery is in the public interest.  While the filing of this application is not a condition to closing of the Proposed Merger, Oncor Electric Delivery and TEF are cooperating with the Commission in its review of the Proposed Merger as it relates to Oncor Electric Delivery.

As part of TXU Corp.’s plan to further differentiate its businesses (which is expected even if the Proposed Merger does not close), TXU Electric Delivery Company has been renamed Oncor Electric Delivery Company.

RESULTS OF OPERATIONS

Operating revenue decreased $3,766,727, or 10%, to $34,296,236 for the three months ended June 30, 2007 and decreased $2,406,244, or 3%, to $71,821,420 for the six months ended June 30, 2007.

Operating Revenues
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Transition charge revenues	$33,539,521	$37,458,291	$70,284,889	$73,058,107
Investment income	756,715	604,672	1,536,531	1,169,557
Total operating revenues	$34,296,236	$38,062,963	$71,821,420	$74,227,664

•
Transition charge revenues decreased $3,918,770 to $33,539,521 for the three month period ended June 30, 2007 and $2,773,218 to $70,284,889 for the six month period ended June 30, 2007.  This decrease was primarily driven by decreased delivered volumes reflecting the effects of cooler, below normal weather partially offset by an increase in the transition charge tariff reflecting the May 2006 and August 2006 annual true-up adjustments.

•
Investment income increased $152,043 to $756,715 for the three month period ended June 30, 2007 and $366,974 to $1,536,531 for the six month period ended June 30, 2007.  Investment income represents earnings on restricted cash balances.  The primary drivers of the increases are higher interest rates and higher investment balances. The restricted cash is invested in short-term US government securities.

Interest expense decreased $769,442 to $12,434,501 for the three months ended June 30, 2007 and $1,503,833 to $25,077,606 for the six months ended June 30, 2007 reflecting scheduled principal payments on the Transition Bonds.

Amortization of transition property increased $899,096 to $22,849,084 for the three months ended June 30, 2007 and $1,667,067 to $45,762,045 for the six months ended June 30, 2007 reflecting increased principal payments on the Transition Bonds.

The Company recorded income for the under-recovery of transition charges of $1,409,933 in the three month period ended June 30, 2007 and expenses for the over-recovery of transition charges of $2,594,931 in the three month period ended June 30, 2006.  The Company recorded expenses for the over-recovery of transition charges of $171,422 and $2,891,795 in the six month period ended June 30, 2007 and 2006, respectively.  See discussion under “Over/under-recovery of transition charges” in Note 1 to the Financial Statements.

Net income totaled $215,112 and $106,629 for the three months ended June 30, 2007 and 2006, respectively, and totaled $395,403 and $244,508 for the six months ended June 30, 2007 and 2006, respectively.  Net income includes interest earned on the indenture trustee reserve account and capital subaccounts which the Company expects to periodically distribute to Oncor Electric Delivery as released by the Indenture Trustee.  See Note 4 to the Financial Statements.

FINANCIAL CONDITION

Cash Flows — Cash flows provided by operating activities increased $827,776, or 2%, to $46,156,512 for the six months ended June 30, 2007.  The increase reflected:

•	a favorable change of $1,058,903 in customer deposits reflecting additional deposits required from certain REPs as a result of the increase in the transition charge tariff;
•	the benefit of $1,408,074 in lower interest payments in 2007 as a result of scheduled principal payments on the Transition Bonds; and
•	an increase of $366,974 in cash investment income driven by higher interest rates and higher investment balances.

  partially offset by a decrease of $1,953,330 resulting from lower delivered volumes reflecting cooler, below normal weather.

Financing activities used cash flows of $48,799,203 and $47,176,180 for the six months ended June 30, 2007 and 2006, respectively, representing scheduled principal payments on the Transition Bonds and distributions to parent of interest income earned on the Indenture Trustee reserve account and capital subaccount.

Cash flows provided by investing activities totaled $2,642,691 and $1,847,444 for the six month periods ended June 30, 2007 and 2006, respectively.  The change in investing activity represents changes in the balances of all restricted cash accounts.

As discussed in Note 1 to the Financial Statements, Oncor Electric Delivery, as servicer, files for increases or decreases (true-ups) in transition charges with the Commission to ensure sufficient funds will be collected during the following period to meet scheduled payments on the Transition Bonds and to maintain the capital and over-collateralization subaccounts at the required levels.  The latest filings of the annual true-ups for the Transition Bonds were in May 2007 and August 2006.  Based on the approved transition charges and current forecast of customer usage, the Company expects that revenues collected will be sufficient to make the scheduled payments.

As of June 30, 2007, restricted cash included the balance in the capital subaccount of $2,549,718 compared to the required level of $2,500,000 for the 2003 Bonds and $3,980,347 compared to the required level of $3,948,885 for the 2004 Bonds.  Additionally, as of June 30, 2007, the balance in the over-collateralization subaccount for the 2003 Bonds was $743,461, compared to the required level of $729,166, and for the 2004 Bonds was $994,728, compared to the required level of $987,222.  There are no penalties as a result of being above or below the required levels in the capital and over-collateralization subaccounts.  Any future shortfalls in the subaccounts for either series of Transition Bonds would be addressed in future true-up filings.

Member’s Interest — A cash distribution to Oncor Electric Delivery in the amount of $217,060 was declared on June 13, 2007 and paid on June 14, 2007.  A cash distribution to Oncor Electric Delivery in the amount of $180,099 was declared on March 28, 2007 and paid on March 30, 2007.  The distribution represents interest income released by the Indenture Trustee and was recorded as a reduction in Member’s Interest.

FINANCING ACTIVITIES

The Company’s financing needs are limited to issuance of the Transition Bonds.  There is no provision to allow for any other borrowings.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — The terms of the Indenture contain financial covenants that require maintenance of specified collateral deposits in proportion to the aggregate principal amount of the Transition Bonds outstanding.  As of June 30, 2007, the Company was in compliance with such covenants.

CHANGES IN ACCOUNTING STANDARDS

There have been no recently issued accounting standards effective after June 30, 2007 that are expected to materially impact the Company.

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

Required Item	Filed as Exhibit or Furnished on Website

Monthly servicer report (Series 2004-1 for April 2007)	Exhibit 99 (a)(1)
Monthly servicer report (Series 2004-1 for May 2007)	Exhibit 99 (a)(2)
Monthly servicer report (Series 2004-1 for June 2007)	Exhibit 99 (a)(3)
Monthly servicer report (Series 2003-1 for April 2007)	Exhibit 99 (a)(4)
Monthly servicer report (Series 2003-1 for May 2007)	Exhibit 99 (a)(5)
Monthly servicer report (Series 2003-1 for June 2007)	Exhibit 99 (a)(6)

Statement of Collection Account Balances as of June 30, 2007	Exhibit 99 (b)

A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order.
Exhibit 99 (c)
Annual True-up of Transition Charges for the Series 2004-1 Transition Bonds	Exhibit 99 (d)
Statement of Outstanding Bond Balances Series 2003-1	Exhibit 99 (e)(1)
Statement of Outstanding Bond Balances Series 2004-1	Exhibit 99 (e)(2)
Semi Annual Servicer’s Certificate (Series 2004-1 for May 2007)	Exhibit 99 (f)

Item 1A. RISK FACTORS

There have been no significant changes in risk factors of the Company since December 31, 2006 as disclosed in the 2006 Form 10-K.

ITEM 6. EXHIBITS

(a) Exhibits:
Exhibits	Previously Filed With File Number*	As Exhibit
(15)	Letter re: Unaudited Financial Information
15			—	Letter from independent registered accounting firm as to unaudited interim financial information.
(32)	Section 1350 Certifications.
32(a)			—	Certification of Robert S. Shapard, principal executive officer of Oncor Electric Delivery Transition Bond Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)			—	Certification of David M. Davis, principal financial officer of Oncor Electric Delivery Transition Bond Company LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(35)	Servicer Compliance Statement.
35			—	Certification of David M. Davis, as principal financial officer of Oncor Electric Delivery Company, the Servicer.
(99)	Additional Exhibits
99(a)(1)			—	Monthly Servicer Report (Series 2004-1 for April 2007)
99(a)(2)			—	Monthly Servicer Report (Series 2004-1 for May 2007)
99(a)(3)			—	Monthly Servicer Report (Series 2004-1 for June 2007)
99(a)(4)			—	Monthly Servicer Report (Series 2003-1 for April 2007)
99(a)(5)			—	Monthly Servicer Report (Series 2003-1 for May 2007)
99(a)(6)			—	Monthly Servicer Report (Series 2003-1 for June 2007)
99(b)			—	Statement of Collection Account Balances as of June 30, 2007
99(c)			—
A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order; (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order.

99(d)			—	Annual True-up of Transition Charges for the Series 2004-1 Transition Bonds filed May 15, 2007

99(e) (1)	—	Statement of Outstanding Bond Balances Series 2003-1
99(e) (2)	—	Statement of Outstanding Bond Balances Series 2004-1
99(f)	—	Semi-Annual Servicer’s Certificate (Series 2003-1 for May 2007)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                    ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

By	/s/ Stan Szlauderbach
Stan Szlauderbach
Senior Vice President

Date:  August  14, 2007