Form 10-Q
period 2007-09-30
ONCOR ELECTRIC DELIVERY TRANSITION BOND CO LLC
filed 2007-11-14
CIK 1100179

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

_____________________

FORM 10-Q

[√] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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
_____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes __ No ✓

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check One):
Large Accelerated Filer  __   Accelerated Filer ___ Non-accelerated filer  ✓

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes___    No ✓

As of November 9, 2007, all outstanding membership interests in Oncor Electric Delivery Transition Bond Company LLC were held by Oncor Electric Delivery Company LLC.

Oncor Electric Delivery Transition Bond Company LLC meets the conditions set forth in General Instructions (H) (1) (a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format.

TABLE OF CONTENTS
		Page
GLOSSARY		ii

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Statements of Income —
	Three and Nine Months Ended September 30, 2007 and 2006	1

	Condensed Statements of Cash Flows —
	Nine Months Ended September 30, 2007 and 2006	2

	Condensed Balance Sheets —
	September 30, 2007 and December 31, 2006	3

	Notes to Condensed Financial Statements	4

	Report of Independent Registered Public Accounting Firm	9

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	10

Item 4.	Controls and Procedures	14

PART II.	OTHER INFORMATION

	Required Reports	15

Item 1A.	Risk Factors	16

Item 6.	Exhibits	16

SIGNATURE		17

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

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

1999 Restructuring Legislation	legislation that restructured the electric utility industry in Texas to provide for retail competition
2003 Bonds	refers collectively to the four series of securitization bonds issued in August 2003
2004 Bonds	refers collectively to the three series of securitization bonds issued in June 2004
2006 Form 10-K	The Company’s Annual Report on Form 10-K for the year ended December 31, 2006
Company	Oncor Electric Delivery Transition Bond Company LLC (formerly TXU Electric Delivery Transition Bond Company LLC), a wholly-owned bankruptcy remote financing subsidiary of Oncor
EFC Holdings	Refers to Energy Future Competitive Holdings Company (formerly TXU US Holdings Company), a subsidiary of EFH Corp. and the parent of TCEH.
EFH Corp.	Refers to Energy Future Holdings Corp. (formerly TXU Corp.), a holding company, and/or its subsidiaries, depending on context.
ERCOT	Electric Reliability Council of Texas, the Independent System Operator and the regional reliability coordinator of the various electricity systems within Texas
FERC	US Federal Energy Regulatory Commission
Financing Order	the financing order issued by the PUCT on August 5, 2002 to Oncor, its successors and assignees that provide transmission and distribution service
GAAP	generally accepted accounting principles
Indenture	the agreement (dated as of August 21, 2003 as appended) between the Company, as issuer, and the Indenture Trustee, which describes the governing terms of, and secures payment of, the Transition Bonds
Indenture Trustee	The Bank of New York, a New York banking corporation
Intermediate Holding	Refers to Energy Future Intermediate Holding Company LLC, a wholly-owned subsidiary of EFH Corp. established in connection with the closing of the Merger to own 100% of Oncor Holdings
Luminant entities
Refers to wholly-owned subsidiaries of EFH Corp. engaged in competitive market activities consisting of electricity generation, development and construction of new generation facilities, wholesale energy sales and purchases as well as commodity risk management and trading activities, all largely in Texas.

Merger	The transaction referred to in "Merger Agreement" immediately below that was completed on October 10, 2007.
Merger Agreement	Agreement and Plan of Merger, dated February 25, 2007, under which Texas Holdings agreed to acquire EFH Corp.

ii

Merger Sub	Texas Energy Future Merger Sub Corp, a Texas corporation and a wholly-owned subsidiary of Texas Holdings that was merged into EFH Corp. on October 10, 2007
NRC	US Nuclear Regulatory Commission
Oncor
Refers to Oncor Electric Delivery Company LLC (formerly TXU Electric Delivery Company), a wholly-owned subsidiary of Oncor Holdings, and/or its consolidated bankruptcy remote financing subsidiary, Oncor Electric Delivery Transition Bond Company LLC, depending on context.  This Form 10-Q and other SEC filings of Oncor and its subsidiaries occasionally make references to Oncor when describing actions, rights or obligations of its subsidiary.  These references reflect the fact that the subsidiary is consolidated with Oncor for financial reporting purposes.  However, these references should not be interpreted to imply that Oncor is actually undertaking the action or has the rights or obligations of its subsidiary or that the subsidiary company is undertaking an action or has the rights or obligations of its parent company or of any other affiliate.

Oncor Holdings	Refers to Oncor Electric Delivery Holdings Company LLC, a wholly-owned subsidiary of Intermediate Holding and the parent of Oncor.
Oncor Ring-Fenced Entities	Refers to Oncor Holdings and its subsidiaries
PUCT	Public Utility Commission of Texas
REP	retail electric provider
SEC	US Securities and Exchange Commission
Sponsor Group	Collectively, the investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P., TPG Capital, L.P. and Goldman Sachs & Co.
TCEH
Refers to Texas Competitive Electric Holdings Company LLC (formerly TXU Energy Company LLC), a direct subsidiary of EFC Holdings and an indirect subsidiary of EFH Corp., and/or its subsidiaries, depending on context.

Texas Holdings	Texas Energy Future Holdings Limited Partnership, a Delaware limited partnership controlled by the Sponsor Group and parent of EFH Corp.
Texas Holdings Group	Refers to Texas Holdings and its direct and indirect subsidiaries other than the Oncor Ring-Fenced Entities
Transition Bonds	refers collectively to the 2003 Bonds and the 2004 Bonds
TXU Energy	Refers to TXU Energy Retail Company LLC, a subsidiary of TCEH engaged in the retail sale of power to residential and business customers
US	United States of America

iii

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Operating revenues:
Transition charge revenue	$41,606,418	$43,912,692	$111,891,307	$116,970,799
Investment income	735,245	741,333	2,271,776	1,910,890
Total operating revenues	42,341,663	44,654,025	114,163,083	118,881,689

Operating expenses:
Interest expense	12,233,887	13,045,353	37,311,493	39,626,792
Amortization of transition property	25,566,277	24,502,579	71,328,322	68,597,557
Over recovery of transition charges	4,160,480	6,723,931	4,331,902	9,615,726
Servicing fees, administrative and general expenses	207,472	207,472	622,416	622,416
Total operating expenses	42,168,116	44,479,335	113,594,133	118,462,491

Net income	$173,547	$174,690	$568,950	$419,198

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006

Cash flows – operating activities:
Net income	$568,950	$419,198
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of transition property	71,328,322	68,597,557
Over-recovery of transition charges	4,331,902	9,615,726
Changes in operating assets	(4,018,272)	(3,104,089)
Changes in operating liabilities	4,033,138	2,878,483
Cash provided by operating activities	76,244,040	78,406,875

Cash flows – financing activities:
Repayment of debt	(64,582,930)	(62,578,272)
Distribution paid to parent	(573,912)	(409,034)
Cash used in financing activities	(65,156,842)	(62,987,306)

Cash flows – investing activities:
Change in restricted funds	(11,087,198)	(15,248,228)
Cash used in investing activities	(11,087,198)	(15,248,228)

Net increase in cash and cash equivalents	―	171,341
Cash and cash equivalents, beginning of period	1,000	1,000
Cash and cash equivalents, end of period	$1,000	$172,341

Supplemental cash flow disclosures:
Cash interest payments	$34,804,262	$36,747,068

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$1,000	$1,000
Restricted cash (Note 5)	65,708,782	54,628,619
Accounts receivable - affiliate	414	―
Transition charge receivable:
Affiliates	12,106,565	9,731,673
All other	13,210,689	11,567,723
Total current assets	91,027,450	75,929,015
Investments:
Restricted funds held in trust (Note 5)	16,580,051	16,573,015
Transition property, net of accumulated amortization
of $309,537,786 and $238,209,464	980,239,214	1,051,567,536

Total assets	$1,087,846,715	$1,144,069,566

LIABILITIES AND MEMBER'S INTEREST

Current liabilities:
Long-term debt due currently	$99,019,085	$96,548,577
Accounts payable - affiliate	216,789	265,240
Accrued interest	13,722,061	11,214,829
Other current liabilities	9,391,309	7,816,951
Total current liabilities	122,349,244	115,845,597
Transition bonds (Note 3)	910,732,597	977,786,035
Regulatory liability	38,279,182	33,947,280
Total liabilities	1,071,361,023	1,127,578,912
Member’s interest (Note 4)	16,485,692	16,490,654

Total liabilities and member's interest	$1,087,846,715	$1,144,069,566

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.           SIGNIFICANT ACCOUNTING POLICIES

Business– The Company is a bankruptcy-remote, special-purpose Delaware limited liability company, wholly-owned by Oncor.  The Company was organized for the limited purpose of purchasing and owning transition property and issuing securitization (transition) bonds to recover generation-related regulatory assets and other qualified costs.  Oncor is a wholly-owned subsidiary of Oncor Holdings, which is a wholly-owned subsidiary of Intermediate Holding, which is a wholly-owned subsidiary of EFH Corp.  Oncor is a regulated electricity transmission and distribution company, principally engaged in providing delivery services to REPs that sell electricity in the north-central, eastern and western parts of Texas.

As part of the Merger, to enhance the separateness between the Oncor Ring-Fenced Entities and the Texas Holdings Group, various legal, financial and contractual provisions were implemented.  Such “ring-fencing” measures included TXU Electric Delivery Company’s name change to Oncor Electric Delivery Company LLC, the formation of a new special purpose holding company for Oncor, Oncor Holdings, as one of the Oncor Ring-Fenced Entities, maintenance of separate books and records for the Oncor Ring-Fenced Entities, changes to Oncor’s corporate governance provisions, appointment of a majority of independent directors to Oncor’s Board, physical separation of Oncor’s headquarters from the Texas Holdings Group, amendments to contracts between the Oncor Ring-Fenced Entities and the Texas Holdings Group, and prohibitions on the Oncor Ring-Fenced Entities’ providing credit support to, or receiving credit support from, the Texas Holdings Group.  The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of the Texas Holdings Group, including TXU Energy and the Luminant entities, and none of the assets of the Texas Holdings Group will be available to satisfy the debts or other obligations of the Oncor Ring-Fenced Entities.  Moreover, the cash flows of the Oncor Ring-Fenced Entities and their results of operations are separate from those of the Texas Holdings Group.

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

Annual and interim true-up adjustments— Variations in customer usage impact transition charge revenues resulting in temporary over/under-recovery of transition charges. In such instances where sufficient funds are not collected through transition charges, the over-collateralization and the capital subaccounts are drawn down to make scheduled payments on the Transition Bonds.  Oncor files, on behalf of the Company, an annual true-up adjustment with the PUCT with respect to each series of Transition Bonds.  The annual true-up adjustments for the 2003 Bonds and the 2004 Bonds are filed in August and May, respectively.  In each filing, Oncor requests the PUCT to increase or decrease the authorized transition charges such that, based on the then current forecast of customer usage, sufficient funds will be collected during the following period to meet the scheduled debt service payments and replenish the over-collateralization and capital subaccounts to their required levels.  The Company also has the right, under certain circumstances, to file interim true-up adjustment requests semi-annually, if needed, to make scheduled payments.

2.           RELATED–PARTY TRANSACTIONS

Pursuant to administration and servicing agreements between the Company and Oncor, Oncor furnishes to the Company, at a fixed fee per year, billing, payment processing, collection, accounting, clerical, secretarial and other administrative services, which are reflected as administrative and general expenses in the income statement.  The Company’s expense for servicing and administration activities performed by Oncor totaled $206,472 and $193,805 for the three months ended September 30, 2007 and 2006, respectively, and $619,416 and $581,416 for the nine months ended September 30, 2007 and 2006, respectively.

Transition charges billed to the REP subsidiaries of TCEH, which are included in operating revenues, totaled $18,936,024 and $21,923,282 for the three months ended September 30, 2007 and 2006, respectively, and $49,600,775 and $56,644,574 for the nine months ended September 30, 2007 and 2006, respectively.  The balance of the transition charge receivable due from the REP subsidiaries of TCEH totaled $12,106,565 at September 30, 2007 and $9,731,673 at December 31, 2006.

Oncor, as servicer of the Transition Bonds, collects security deposits from REPs for payment of the REPs’ transition charges and remits these amounts to the Company as they are collected.  The outstanding amount from Oncor was $414 at September 30, 2007.  No amount was outstanding from Oncor at December 31, 2006.  Oncor reviews the security amount for the REPs quarterly and requests increases when required.

Also see discussion in Note 4 regarding cash distributions.

3.           FINANCING ARRANGEMENTS

Long-term debt — At September 30, 2007 and December 31, 2006, the Company’s long-term debt consisted of the following:

	September 30,	December 31,
	2007	2006

2.260% Fixed Series 2003 Bonds due in semi-annual installments through February 15, 2007	$ ―	$8,119,707
4.030% Fixed Series 2003 Bonds due in semi-annual installments through February 15, 2010	92,605,693	122,000,000
4.950% Fixed Series 2003 Bonds due in semi-annual installments through February 15, 2013	130,000,000	130,000,000
5.420% Fixed Series 2003 Bonds due in semi-annual installments through August 15, 2015	145,000,000	145,000,000
3.520% Fixed Series 2004 Bonds due in semi-annual installments through November 15, 2009	131,368,989	158,437,905
4.810% Fixed Series 2004 Bonds due in semi-annual installments through November 15, 2012	221,000,000	221,000,000
5.290% Fixed Series 2004 Bonds due in semi-annual installments through May 15, 2016	289,777,000	289,777,000
Total	1,009,751,682	1,074,334,612

Less amount due currently	99,019,085	96,548,577

Total long-term debt	$910,732,597	$977,786,035

The transition property sold to the Company, as well as restricted cash of $6,544,244 in the capital subaccount at September 30, 2007, are pledged as collateral for the Transition Bonds.  Collections of transition charges will be used to pay the principal, interest and associated costs of the Transition Bonds.  The Company is required to maintain restricted cash pledged as collateral for the Transition Bonds in an amount equal to 0.50% of the initial aggregate principal amount of Transition Bonds outstanding.  Should the transition charges collected through the specified payment dates noted above not provide adequate funds to make the scheduled payments of principal, the transition charges can continue to be collected for approximately two years before the Transition Bonds go into default for nonpayment of principal.

Financial Covenants— The terms of the Indenture contain financial covenants that require maintenance of specified collateral deposits in proportion to the aggregate principal amount of the Transition Bonds outstanding.  As of September 30, 2007, the Company was in compliance with such covenants.

4.           MEMBER’S INTEREST

The Company receives interest income with respect to the indenture trustee reserve account and capital subaccounts.  Cash distributions to Oncor, the amounts of which represent interest income released by the Indenture Trustee, totaled $176,753 and $573,912 in the three month and nine month periods ended September 30, 2007.  The distributions are recorded as a reduction in Member’s Interest.

The following table presents the changes in Member’s Interest for the nine months ended September 30, 2007:

Total Member’s Interest

Balance at December 31, 2006	$16,490,654
Distributions paid to parent	(573,912)
Net income	568,950
Balance at September 30, 2007	$16,485,692

5.           RESTRICTED CASH
	Balance Sheet Classification
	At September 30, 2007		At December 31, 2006
	Current Assets	Investment	Current Assets	Investment

Collections related to Transition Bonds used only to service debt and pay expenses (includes over-collateralization subaccount of $1,845,166, $—, $1,466,651 and $—)	$65,708,782	$—	$54,628,619	$—
Funds for payment of fees associated with Transition Bonds (Indenture Trustee reserve account)	—	10,035,807	—	10,040,769
Reserve for shortfalls of Transition Bond charges (capital subaccounts)	—	6,544,244	—	6,532,246
Total	$65,708,782	$16,580,051	$54,628,619	$16,573,015

6.           SUBSEQUENT EVENTS

Overview

On October 10, 2007, EFH Corp. completed its Merger with Merger Sub.  As a result of the Merger, EFH Corp. became a subsidiary of Texas Holdings, which is controlled by the Sponsor Group, and substantially all of the outstanding shares of common stock of EFH Corp. (formerly TXU Corp.) were converted into the right to receive $69.25 per share.

The aggregate purchase price paid for all of the equity securities of TXU Corp. (on a fully-diluted basis) was approximately $32.4 billion, which was funded by financing from the Sponsor Group and certain other investors and several new EFH Corp. and TCEH credit facilities.  These new credit facilities also funded the repayment of existing credit facilities and debt that was redeemed or repurchased.  The purchase price is exclusive of costs directly associated with the Merger, including legal, consulting and other professional service fees and certain effects of the proposed Oncor regulatory settlement.

The Merger is being accounted for under the purchase method of accounting whereby the total cost of the transaction is being allocated to EFH Corp.'s identifiable tangible and intangible assets acquired and liabilities assumed based on their fair values, and the excess of the purchase price over the fair value of net assets acquired is recorded as goodwill.  The allocation of the purchase price to the net assets of EFH Corp. and the resulting goodwill determination are not yet final.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of
Oncor Electric Delivery Transition Bond Company LLC:

We have reviewed the accompanying condensed balance sheet of Oncor Electric Delivery Transition Bond Company LLC (the “Company”) as of September 30, 2007, and the related condensed statements of income for the three-month and nine-month periods ended September 30, 2007 and 2006, and of cash flows for the nine-month periods ended September 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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
November 13, 2007

ITEM 2.                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS

BUSINESS

The Company is a bankruptcy-remote, special-purpose Delaware limited liability company, wholly-owned by Oncor.  The Company was organized for the limited purpose of purchasing and owning transition property and issuing securitization (transition) bonds to recover generation-related regulatory assets and other qualified costs.  Oncor is a wholly-owned subsidiary of Oncor Holdings, which is a wholly-owned subsidiary of Intermediate Holding, which is a wholly-owned subsidiary of EFH Corp.  Oncor is a regulated electricity transmission and distribution company, principally engaged in providing delivery services to REPs that sell electricity in the north-central, eastern and western parts of Texas.

As part of the Merger, to enhance the separateness between the Oncor Ring-Fenced Entities and the Texas Holdings Group, various legal, financial and contractual provisions were implemented.  Such “ring-fencing” measures included TXU Electric Delivery Company’s name change to Oncor Electric Delivery Company LLC, the formation of a new special purpose holding company for Oncor, Oncor Holdings, as one of the Oncor Ring-Fenced Entities, maintenance of separate books and records for the Oncor Ring-Fenced Entities, changes to Oncor’s corporate governance provisions, appointment of a majority of independent directors to Oncor’s Board, physical separation of Oncor’s headquarters from the Texas Holdings Group, amendments to contracts between the Oncor Ring-Fenced Entities and the Texas Holdings Group, and prohibitions on the Oncor Ring-Fenced Entities’ providing credit support to, or receiving credit support from, the Texas Holdings Group.  The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of the Texas Holdings Group, including TXU Energy and the Luminant entities, and none of the assets of the Texas Holdings Group will be available to satisfy the debts or other obligations of the Oncor Ring-Fenced Entities.  Moreover, the cash flows of the Oncor Ring-Fenced Entities and their results of operations are separate from those of the Texas Holdings Group.

Sale of Minority Stake─ Oncor currently expects that a 20% minority stake in Oncor will be sold as part of the “ring-fencing” to further enhance Oncor’s separation from EFH Corp. and its other affiliates.  In addition, the purchaser of the minority stake will not be affiliated with Texas Holdings or any of its subsidiaries or other affiliates.

Significant Developments

Merger─ On October 10, 2007, EFH Corp. completed its merger with Merger Sub, a wholly-owned subsidiary of Texas Holdings.  As a result of the Merger, EFH Corp. became a subsidiary of Texas Holdings and substantially all of the outstanding shares of common stock of EFH Corp. (formerly TXU Corp.) were converted into the right to receive $69.25 per share.  Texas Holdings is controlled by investment funds affiliated with the Sponsor Group.

The aggregate purchase price paid for all of the equity securities of TXU Corp. (on a fully-diluted basis) was approximately $32.4 billion, which was funded by approximately $8.3 billion of equity financing from the Sponsor Group and certain other investors and several new EFH Corp. and TCEH credit facilities.  This purchase price is exclusive of costs directly associated with the Merger including legal, consulting and professional service fees and certain effects of the proposed Oncor regulatory settlement.

The Merger is being recorded using the purchase method of accounting whereby the total purchase price is being allocated to EFH Corp.'s identifiable tangible and intangible assets acquired and liabilities assumed based on their fair values, and the excess of the purchase price over the fair value of net assets acquired is recorded as goodwill.  The allocation of the purchase price to the net assets of EFH Corp. and the resulting goodwill determination are not yet final.  The allocation is expected to result in a significant amount of goodwill, a portion of which will be recorded by Oncor.  The Company is not expected to record any goodwill.

RESULTS OF OPERATIONS

Operating revenue decreased $2,312,362, or 5%, to $42,341,663 for the three months ended September 30, 2007 and decreased $4,718,606, or 4%, to $114,163,083 for the nine months ended September 30, 2007.

Operating Revenues
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Transition charge revenues	$41,606,418	$43,912,692	$111,891,307	$116,970,799
Investment income	735,245	741,333	2,271,776	1,910,890
Total operating revenues	$42,341,663	$44,654,025	$114,163,083	$118,881,689

•
Transition charge revenues decreased $2,306,274, or 5%, to $41,606,418 for the three month period ended September 30, 2007 and $5,079,492, or 4%, to $111,891,307 for the nine month period ended September 30, 2007.  This decrease was driven by lower delivered volumes due in part to the effects of cooler, below normal weather.

•
Investment income decreased $6,088, or 1%, to $735,245 for the three month period ended September 30, 2007 primarily reflecting the reduction in interest rates which occurred during the quarter.  Investment income increased $360,886, or 19%, to $2,271,776 for the nine month period ended September 30, 2007 driven by higher investment balances and higher interest rates primarily in the first half of 2007.  Investment income represents earnings on restricted cash balances.  The restricted cash is invested in short-term US government securities.

Interest expense decreased $811,466, or 6%, to $12,233,887 for the three months ended September 30, 2007 and $2,315,299, or 6%, to $37,311,493 for the nine months ended September 30, 2007 reflecting scheduled principal payments on the Transition Bonds.

Amortization of transition property increased $1,063,698, or 4%, to $25,566,277 for the three months ended September 30, 2007 and $2,730,765, or 4%, to $71,328,322 for the nine months ended September 30, 2007 reflecting increased principal payments on the Transition Bonds.

The Company recorded expenses for the over-recovery of transition charges of $4,160,480 and $6,723,931 in the three month period ended September 30, 2007 and 2006, respectively.  The Company recorded expenses for the over-recovery of transition charges of $4,331,902 and $9,615,726 in the nine month period ended September 30, 2007 and 2006, respectively.  See discussion under “Over/under-recovery of transition charges” in Note 1 to the Financial Statements.

Net income totaled $173,547 and $174,690 for the three months ended September 30, 2007 and 2006, respectively, and totaled $568,950 and $419,198 for the nine months ended September 30, 2007 and 2006, respectively.  Net income includes interest earned on the indenture trustee reserve account and capital subaccounts which the Company expects to periodically distribute to Oncor as released by the Indenture Trustee.  See Note 4 to the Financial Statements.

FINANCIAL CONDITION

Cash Flows — Cash flows provided by operating activities decreased $2,162,835, or 3%, to $76,244,040 for the nine months ended September 30, 2007.  The decrease reflected:

•	lower transition charge revenue of $5,079,492 driven by lower delivered volumes due in part to the effects of cooler, below normal weather,

partially offset by,

•	lower interest payments of $1,942,806 in 2007 as a result of scheduled principal payments on the Transition Bonds; and
•	a favorable change of $1,698,490 in customer deposits reflecting additional deposits required from certain REPs as a result of the increase in the transition charge tariff.

Financing activities used cash flows of $65,156,842 and $62,987,306 for the nine months ended September 30, 2007 and 2006, respectively, representing scheduled principal payments on the Transition Bonds and distributions to parent of interest income earned on the Indenture Trustee reserve account and capital subaccount.

Cash flows used in investing activities totaled $11,087,198 and $15,248,228 for the nine month periods ended September 30, 2007 and 2006, respectively.  The change in investing activity represents changes in the balances of all restricted cash accounts.

As discussed in Note 1 to the Financial Statements, Oncor, as servicer, files for increases or decreases (true-ups) in transition charges with the PUCT to ensure sufficient funds will be collected during the following period to meet scheduled payments on the Transition Bonds and to maintain the capital and over-collateralization subaccounts at the required levels.  The latest filings of the annual true-ups for the Transition Bonds were in August 2007 and May 2007.  Based on the approved transition charges and current forecast of customer usage, the Company expects that revenues collected will be sufficient to make the scheduled payments.

As of September 30, 2007, restricted cash included the balance in the capital subaccount of $2,518,488 compared to the required level of $2,500,000 for the 2003 Bonds and $4,025,756 compared to the required level of $3,948,885 for the 2004 Bonds.  Additionally, as of September 30, 2007, the balance in the over-collateralization subaccount for the 2003 Bonds was $839,206, compared to the required level of $833,332, and for the 2004 Bonds was $1,005,961, compared to the required level of $987,222.  There are no penalties as a result of being above or below the required levels in the capital and over-collateralization subaccounts.  Any future shortfalls in the subaccounts for either series of Transition Bonds would be addressed in future true-up filings.

Member’s Interest — During 2007, the Company declared and paid the following cash distributions to Oncor.

Declaration Date	Payment Date	Cash Distribution Amount
September 27, 2007	September 28, 2007	$176,753
June 13, 2007	June 14, 2007	$217,060
March 28, 2007	March 30, 2007	$180,099

These distributions represent interest income released by the Indenture Trustee and were recorded as a reduction in Member’s Interest.

FINANCING ACTIVITIES

The Company’s financing needs are limited to issuance of the Transition Bonds.  There is no provision to allow for any other borrowings.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions— The terms of the Indenture contain financial covenants that require maintenance of specified collateral deposits in proportion to the aggregate principal amount of the Transition Bonds outstanding.  As of September 30, 2007, the Company was in compliance with such covenants.

CHANGES IN ACCOUNTING STANDARDS

There have been no recently issued accounting standards effective after September 30, 2007 that are expected to materially impact the Company.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by the Company contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  Although the Company believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to the risks discussed under “RISK FACTORS” in the 2006 Form 10-K and the following important factors, among others that could cause the actual results of the Company to differ materially from those projected in such forward-looking statements:

•	state or federal legislative or regulatory developments;
•	national or regional economic conditions;
•	the accuracy of the servicer’s estimates of market demand and prices for energy;
•	the accuracy of the servicer’s estimates of industrial, commercial and residential growth in Oncor’s service territory, including related estimates of conservation and electric usage efficiency;
•	weather conditions and other natural phenomena affecting retail electric customer energy usage;
•	acts of sabotage, terrorist activities or other catastrophic events;
•	the speed, degree and effect of continued electric industry restructuring;
•	the operating performance of Oncor’s facilities and third-party suppliers of electric energy in Oncor’s service territory;
•	the accuracy of the servicer’s estimates of the payment patterns of retail electric customers, including the rate of delinquencies and any collections curves;
•	actions by credit rating agencies; and
•	the operational and financial ability of REPs to bill and collect transition charges and make timely payments of amounts billed by the servicer to the REPs for transition charges.

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

Required Item	Filed as Exhibit or Furnished on Website

Monthly servicer report (Series 2004-1 for July 2007)	Exhibit 99 (a)(1)
Monthly servicer report (Series 2004-1 for August 2007)	Exhibit 99 (a)(2)
Monthly servicer report (Series 2004-1 for September 2007)	Exhibit 99 (a)(3)
Monthly servicer report (Series 2003-1 for July 2007)	Exhibit 99 (a)(4)
Monthly servicer report (Series 2003-1 for August 2007)	Exhibit 99 (a)(5)
Monthly servicer report (Series 2003-1 for September 2007)	Exhibit 99 (a)(6)

Statement of Collection Account Balances as of September 30, 2007	Exhibit 99 (b)

A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order.
Exhibit 99 (c)
Annual True-up of Transition Charges for the Series 2003-1 Transition Bonds	Exhibit 99 (d)
Statement of Outstanding Bond Balances Series 2003-1	Exhibit 99 (e)(1)
Statement of Outstanding Bond Balances Series 2004-1	Exhibit 99 (e)(2)
Semi Annual Servicer’s Certificate (Series 2003-1 for August 2007)	Exhibit 99 (f)

Item 1A. RISK FACTORS

There have been no significant changes in risk factors of the Company since December 31, 2006 as disclosed in the 2006 Form 10-K.

ITEM 6.    EXHIBITS

(a) Exhibits:
Exhibits	Previously Filed With File Number*	As Exhibit
(15)	Letter re: Unaudited Financial Information
15			—	Letter from independent registered accounting firm as to unaudited interim financial information.
(99)	Additional Exhibits
99(a)(1)			—	Monthly Servicer Report (Series 2004-1 for July 2007)
99(a)(2)			—	Monthly Servicer Report (Series 2004-1 for August 2007)
99(a)(3)			—	Monthly Servicer Report (Series 2004-1 for September 2007)
99(a)(4)			—	Monthly Servicer Report (Series 2003-1 for July 2007)
99(a)(5)			—	Monthly Servicer Report (Series 2003-1 for August 2007)
99(a)(6)			—	Monthly Servicer Report (Series 2003-1 for September 2007)
99(b)			—	Statement of Collection Account Balances as of September 30, 2007
99(c)			—
A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order; (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order.

99(d)			—	Annual True-up of Transition Charges for the Series 2003-1 Transition Bonds filed August 15, 2007
99(e) (1)			—	Statement of Outstanding Bond Balances Series 2003-1
99(e) (2)			—	Statement of Outstanding Bond Balances Series 2004-1
99(f)			—	Semi-Annual Servicer’s Certificate (Series 2003-1 for August 2007)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                        ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

By	/s/ David M. Davis
David M. Davis
Vice President and Chief Financial Officer

Date:  November 14, 2007