Form 10-K
period 2007-12-31
ONCOR ELECTRIC DELIVERY TRANSITION BOND CO LLC
filed 2008-03-31
CIK 1100179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

— OR —

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-91935

Oncor Electric Delivery Transition Bond Company LLC

(Exact name of registrant as specified in its charter)

Delaware	75-2851358
(State of organization)	(I.R.S. Employer Identification No.)

1601 Bryan Street, Dallas, Texas 75201	(214) 486-2000
(Address of principal executive offices)(Zip Code)	(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-Accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 25, 2008, all outstanding common membership interests in Oncor Electric Delivery Transition Bond Company LLC were held by Oncor Electric Delivery Company LLC.

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

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

1999 Restructuring Legislation	Texas Electric Choice Plan, the legislation that restructured the electric utility industry in Texas to provide for retail competition

2003 Bonds	Refers collectively to the four series of securitization bonds issued in August 2003.

2004 Bonds	Refers collectively to the three series of securitization bonds issued in June 2004.

Company	Oncor Electric Delivery Transition Bond Company LLC, (formerly TXU Electric Delivery Transition Bond Company LLC) a wholly-owned bankruptcy-remote financing subsidiary of Oncor

EFC Holdings	Refers to Energy Future Competitive Holdings Company (formerly TXU US Holdings Company), a subsidiary of EFH Corp. and the parent of TCEH.

EFH Corp.	Refers to Energy Future Holdings Corp. (formerly TXU Corp.), a holding company, and/or its subsidiaries, depending on context.

ERCOT	Electric Reliability Council of Texas, the independent system operator and the regional coordinator of the various electricity systems within Texas

FASB	Financial Accounting Standards Board, the designated organization in the private sector for establishing standards for financial accounting and reporting

Financing Order	The financing order issued by the PUCT on August 5, 2002 to Oncor, its successors and assignees that provide transmission and distribution service

Fitch	Fitch Ratings, Ltd. (a credit rating agency)

GAAP	generally accepted accounting principles

Indenture	The agreement (dated as of August 21, 2003 as appended) between the Company, as issuer, and the Indenture Trustee, which describes the governing terms of, and secures payment of, the Transition Bonds

Indenture Trustee	The Bank of New York, a New York banking corporation

Intermediate Holding	Refers to Energy Future Intermediate Holding Company LLC, a wholly-owned subsidiary of EFH Corp. established in connection with the closing of the Merger to own 100% of Oncor Holdings.

Luminant entities	Refers to wholly-owned subsidiaries of TCEH engaged in competitive market activities consisting of electricity generation, development and construction of new generation facilities, wholesale energy sales and purchases as well as commodity risk management and trading activities, all largely in Texas.

Merger	The transaction referred to in “Merger Agreement” defined immediately below that was completed on October 10, 2007.

Merger Agreement	Agreement and Plan of Merger, dated February 25, 2007, under which Texas Holdings agreed to acquire TXU Corp.

Merger Sub	Texas Energy Future Merger Sub Corp, a Texas corporation and a wholly-owned subsidiary of Texas Holdings that was merged into EFH Corp. on October 10, 2007

Moody’s	Moody’s Investors Services, Inc. (a credit rating agency)

Oncor	Refers to Oncor Electric Delivery Company LLC (formerly TXU Electric Delivery Company), a wholly-owned subsidiary of Oncor Holdings, and/or its consolidated bankruptcy remote financing subsidiary, Oncor Electric Delivery Transition Bond Company LLC, depending on context. This Form 10-K and other SEC filings of Oncor and its subsidiaries occasionally make references to Oncor when describing actions, rights or obligations of its subsidiary. These references reflect the fact that the subsidiary is consolidated with Oncor for financial reporting purposes. However, these references should not be interpreted to imply that Oncor is actually undertaking the action or has the rights or obligations of its subsidiary or that the subsidiary company is undertaking an action or has the rights or obligations of its parent company or of any other affiliate.

Oncor Holdings	Refers to Oncor Electric Delivery Holdings Company LLC, a wholly-owned subsidiary of Intermediate Holding and the parent of Oncor.

Oncor Ring-Fenced Entities	Refers to Oncor Holdings and its direct and indirect subsidiaries.

PUCT	Public Utility Commission of Texas

REP	retail electric provider

S&P	Standard & Poor’s Ratings Services, a division of The McGraw Hill Companies, Inc. (a credit rating agency)

SEC	US Securities and Exchange Commission

SFAS	Statement of Financial Accounting Standards issued by the FASB

SFAS 71	Statement of Financial Accounting Standards No. 71, “Accounting for the Effect of Certain Types of Regulation”

SFAS 141	SFAS No. 141, “Business Combinations”

Sponsor Group	Collectively, the investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P., TPG Capital, L.P. and GS Capital Partners, an affiliate of Goldman Sachs & Co.

TCEH	Refers to Texas Competitive Electric Holdings Company LLC (formerly TXU Energy Company LLC), a direct subsidiary of EFC Holdings and an indirect subsidiary of EFH Corp., and/or its subsidiaries, depending on context.

Texas Holdings	Texas Energy Future Holdings Limited Partnership, a Delaware limited partnership controlled by the Sponsor Group and parent of EFH Corp.

Texas Holdings Group	Refers to Texas Holdings and its direct and indirect subsidiaries other than the Oncor Ring-Fenced Entities.

Transition Bonds	Refers collectively to the 2003 Bonds and the 2004 Bonds.

TXU Energy	Refers to TXU Energy Retail Company LLC, a subsidiary of TCEH engaged in the retail sale of power to residential and business customers. TXU Energy is a REP in competitive areas of ERCOT.

US	United States of America

PART I

Item 1.	BUSINESS

See Glossary beginning on page ii for a definition of terms and abbreviations.

Oncor Electric Delivery Transition Bond Company LLC (the Company) is a bankruptcy-remote, special-purpose Delaware limited liability company, wholly-owned by Oncor. Oncor is a wholly-owned subsidiary of Oncor Holdings, which is a wholly-owned subsidiary of Intermediate Holding, which is a wholly-owned subsidiary of EFH Corp. (formerly TXU Corp.). Oncor is a regulated electricity transmission and distribution company principally engaged in providing transmission services to other electricity distribution companies, cooperatives, and municipalities and delivery services to REPs that sell electricity in the north-central, eastern and western parts of Texas. Oncor provides the essential service of delivering electricity safely, reliably and economically to end-use consumers through its distribution systems, as well as providing transmission grid connections to merchant generation plants and interconnections to other transmission grids in Texas.

The Company was organized in November 1999 for the limited purposes of issuing Securitization (Transition) Bonds and purchasing and owning transition property (as defined in the 1999 Restructuring Legislation) acquired from Oncor. For legal purposes, the transition property has been sold to the Company by Oncor. The Company had no operations until August 2003. In connection with the acquisition of the transition property, the Company:

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

With the closing of the Merger on October 10, 2007, EFH Corp. became a wholly owned subsidiary of Texas Holdings, a Delaware limited partnership controlled by the Sponsor Group, and substantially all of the outstanding shares of common stock of EFH Corp. were converted into the right to receive $69.25 per share.

In connection with the Merger, EFH Corp. and Oncor implemented certain structural and operational “ring-fencing” measures based on commitments made by Texas Holdings and Oncor to the PUCT that are intended to further separate Oncor from Texas Holdings and its other subsidiaries. These measures also serve to mitigate Oncor’s credit exposure to those entities and to reduce the risk that the assets and liabilities of Oncor would be substantively consolidated with the assets and liabilities of Texas Holdings or any of its other subsidiaries in the event of a bankruptcy of one or more of those entities. See Note 1 to Financial Statements for additional information concerning these measures.

Legislative Background

In September 1999, the Texas legislature passed the 1999 Restructuring Legislation to restructure the electric utility industry in Texas. The 1999 Restructuring Legislation provided for a transition to competition in the retail and generation markets for electricity beginning in January 2002, and provided for recovery of certain costs previously incurred by electric utilities. These costs consist of generation-related regulatory assets as well as stranded costs, which represent the excess of net book value over market value of generation assets (as such regulatory and generation assets are defined by the 1999 Restructuring Legislation). The 1999 Restructuring Legislation authorized the PUCT to issue a financing order approving the issuance of Transition Bonds to facilitate the recovery of generation-related regulatory assets and stranded costs. The PUCT issued a financing order to Oncor on August 5, 2002. Recovery of the Transition Bonds’ principal, interest and other expenses is provided through irrevocable, nonbypassable charges (transition charges) assessed on substantially all existing and future retail electric customers within Oncor’s certificated service territory as it existed on May 1, 1999.

Transition Property and Service and Administration Agreements

Transition Property – The 1999 Restructuring Legislation and the Financing Order permitted Oncor to transfer its rights and interests in the Financing Order, including the right to collect transition charges pursuant to the 1999 Restructuring Legislation, to a special purpose entity (the Company) formed by Oncor to issue debt secured by the right to receive revenues arising from the transition charges. The electric utility’s right to receive the transition charges and its other rights and interests under the Financing Order constitute transition property transferred to the Company. The transition property represents the irrevocable right to impose, collect and receive transition charges in an amount sufficient to pay the interest, fees, and expenses associated with the Transition Bonds and the aggregate principal amount of the Transition Bonds.

Transition Charges – Oncor and the Company have entered into servicing agreements to support the Transition Bonds. Transition charges are assessed and collected by Oncor as the servicer. The servicer manages, services, bills and collects payments in respect of the transition property under the terms of the servicing agreements. Transition charges are collected by the servicer from REPs that in effect collect transition charges from retail customers as part of their normal collection activities. The REPs must pay these billings to Oncor whether or not they collect them from the retail customers. Transition charges are billed based on a retail customer’s actual consumption of electricity, or for certain classes of commercial customers, on the historical demand for electricity by such customers. The PUCT reviews and adjusts transition charges at least once a year. This review is used to adjust any over or under collections during the preceding 12 months and to provide for recovery of amounts sufficient to pay all debt service and other required amounts and charges in connection with the Transition Bonds during the following 12 months.

Servicing Fees – As long as Oncor or its affiliate or agent acts as servicer, the annual aggregate servicing fee will be the greater of $400,000 for all series of outstanding Transition Bonds or 0.05% per annum of the initial principal amount of all series of outstanding Transition Bonds. If a successor servicer that is not affiliated with Oncor is appointed, it will be entitled to receive a servicing fee not in excess of 0.60% per year of the initial principal amount of outstanding Transition Bonds. The servicing fee will be recovered by the Company through the transition charges. In addition, under the servicing agreements, Oncor, as servicer, must seek interim and nonstandard true-up adjustments when certain conditions are met.

Administration Fees – Oncor and the Company have also entered into an administration agreement, whereby Oncor provides administrative services to the Company, such as accounting, clerical, secretarial and other administrative services, at a fixed fee per year. As long as Oncor or its affiliate or agent, act as administrator, the annual administration fee will be $50,000, payable in arrears on each payment date. Oncor, as administrator, is limited under the terms of the administration agreement to total compensation in the form of the annual administration fee of $50,000 plus any fees paid to third parties on behalf of the Company.

Operating Expenses – The Company can recover annual operating expenses, including the annual administration fee to Oncor, of $185,000 annually through the transition charges.

Required Reports

The Company has included in this annual report on Form 10-K or furnished on its website at www.oncor.com, as indicated, the following information in respect of each series of outstanding Transition Bonds, as required by the terms of the Indenture relating to the Transition Bonds. Exhibits that are filed as a part of this Form 10-K are listed in Item 15.

Required Item	Filed as Exhibit or Furnished on Website
Monthly servicer report (Series 2004-1 for October 2007)	Exhibit 99 (a)(1)
Monthly servicer report (Series 2004-1 for November 2007)	Exhibit 99 (a)(2)
Monthly servicer report (Series 2004-1 for December 2007)	Exhibit 99 (a)(3)
Monthly servicer report (Series 2003-1 for October 2007)	Exhibit 99 (a)(4)
Monthly servicer report (Series 2003-1 for November 2007)	Exhibit 99 (a)(5)
Monthly servicer report (Series 2003-1 for December 2007)	Exhibit 99 (a)(6)

Statement of Collection Account Balances as of December 31, 2007	Exhibit 99 (b)

A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order.

Exhibit 99 (c)
Statement of Outstanding Bond Balances Series 2003-1	Exhibit 99 (e)(1)
Statement of Outstanding Bond Balances Series 2004-1	Exhibit 99 (e)(2)
Semi Annual Servicer’s Certificate October 2007	Exhibit 99 (f)

Item 1A.	RISK FACTORS

Some important factors that investors should consider carefully before deciding whether to purchase Transition Bonds of any series or class include:

Risks Due to the Limited Sources of Payment for the Transition Bonds and Limited Credit Enhancement

Material payment delays or losses on Transition Bonds may be experienced if the assets securing Transition Bonds are insufficient to pay the principal amount of such Transition Bonds and accrued interest on those Transition Bonds in full. The only source of funds for payments of interest on and principal of the Transition Bonds of a particular series is the related collateral for that series. The collateral for a particular series of Transition Bonds is limited to:

•	the related transition property, including the irrevocable right to impose, collect and receive the related transition charges from customers and to adjust the transition charges at least annually;

•	available funds on deposit in the applicable trust accounts held by the Indenture Trustee;

•	contractual rights under the applicable sale agreement, the applicable servicing agreement and other applicable contracts for such series, and

•	any other credit enhancements described in the applicable prospectus supplement related to such series of Transition Bonds.

The Transition Bonds are not insured or guaranteed by Oncor, including in its capacity as servicer, by its ultimate parent, EFH Corp. or any of its affiliates (other than the Company), by the Indenture Trustee or by any other person or entity. Thus, reliance for payment of the Transition Bonds must be based upon collections of the related transition charges, available funds on deposit in the applicable trust accounts held by the Indenture Trustee and any other credit enhancement described in the applicable prospectus supplement related to a series of Transition Bonds. The 2003 Bonds and the 2004 Bonds are payable only from collateral that secures each such series and not from transition charges imposed and collected for any other series of Transition Bonds. The organizational documents of the Company restrict the right to acquire other assets unrelated to the transactions described therein.

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

Neither the Company nor Oncor will indemnify an investor for any changes in the law, including any amendment or repeal of the 1999 Restructuring Legislation that may affect the value of the Transition Bonds. Oncor may have to indemnify the Company, however, if legal action based on law in effect at the time of the issuance of the Transition Bonds invalidates the transition property.

Further Legislative Action May Reduce the Value of An Investment in Transition Bonds. The value of an investment in Transition Bonds may decline due to legislative action. For example:

(a)	Future Texas Legislative Action May Invalidate the Transition Bonds or the Transition Property which is the Primary Source of Payments on the Transition Bonds. Unlike many other states (including California, Massachusetts and Michigan), the citizens of the State of Texas do not have the constitutional right to adopt or revise laws by initiative or referendum. Thus, absent any amendment of the constitution of the State of Texas, the 1999 Restructuring Legislation cannot be amended or repealed by direct action of the electorate. The Texas legislature may repeal the 1999 Restructuring Legislation, or amend the 1999 Restructuring Legislation in a way that limits or alters the transition property so as to reduce its value. However, under the 1999 Restructuring Legislation, the State of Texas has pledged for the benefit and protection of Oncor and all financing parties that it (including the PUCT) will not take or permit any action to be taken that would impair the value of the transition property.

Hunton & Williams LLP rendered its opinion to the Company and Oncor in connection with the issuance of the 2003 Bonds, and rendered a similar opinion to the Company and Oncor in connection with the 2004 Bonds, that under the laws of the State of Texas and the United States, holders of the Transition Bonds could successfully challenge under the Federal Contracts Clause and the Texas Contracts Clause the constitutionality of any legislation passed by the State of Texas, including the PUCT, which becomes law that repeals or amends the 1999 Restructuring Legislation in such a manner that substantially impairs the value of the rights of the holders of the Transition Bonds or the transition charges prior to the time that the Transition Bonds are fully paid and discharged, unless it was determined that such repeal or amendment was a legitimate and reasonable exercise of the State of Texas’ sovereign powers and reasonable and necessary to serve a significant and legitimate public purpose. Further, Hunton & Williams LLP rendered to the Company and Oncor its opinion that a court would conclude that adverse action by the Texas legislature or the PUCT that repeals the State of Texas’ pledge to the holders of the Transition Bonds or otherwise adversely affects the transition property would constitute a compensable “taking” under the Takings Clauses of the United States and Texas Constitutions if the court determines that any such action is an intentional action by the Texas legislature or the PUCT, effects a regulatory taking of the transition property and is for public use. There is no assurance, however, that, even if a court were to award just compensation, it would be sufficient to pay the full amount of principal and interest on the Transition Bonds.

It may be possible for the Texas legislature to enact legislation that would impair the rights and remedies of bondholders without violating the State’s pledge if the legislature acts in order to serve a significant and legitimate public purpose, such as protecting the public health and safety or otherwise acts in the valid exercise of the state’s police power. Even if the legislature provides an investor with an amount deemed to be just compensation, it may not be sufficient to fully recover the investment. The Company cannot assure an investor of the likelihood or legal validity of any action of this type by the Texas legislature, or whether the action would be considered a taking. As of the date of this report, the Company is not aware of any pending legislation in the Texas legislature that would affect any provisions of the 1999 Restructuring Legislation related to transition property or transition charges or the provisions of the Financing Order.

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

(b)	The 1999 Restructuring Legislation May be Overturned by the Federal Government Without Full Compensation. The United States Congress or a federal agency may decide that it can preempt the Texas legislature and pass a law or adopt a rule or regulation prohibiting or limiting the collection of transition charges, or otherwise affecting the energy industry. A prohibition of this nature could negate the existence of transition property. As of the date of this report, neither the House nor the Senate committees having primary relevant jurisdiction have considered, or indicated an intent to consider, the prohibition of the recovery of stranded costs or transition charges. The Company cannot predict whether any future bills that prohibit the recovery of stranded costs or regulatory assets, or securitized financing for the recovery of stranded costs, will become law or, if they become law, what their final form or effect will be. The Company can give no assurance that a court would consider the preemption by federal law of the Texas 1999 Restructuring Legislation a taking of property from the Company or from the holders of the Transition Bonds. Moreover, even if this preemption of the 1999 Restructuring Legislation and/or the Financing Order by the federal government were considered a taking under the U.S. Constitution for which the government had to pay the estimated market value of the taken transition property at the time of the taking, the Company can give no assurance that this compensation would be sufficient to pay the full amount of principal of and interest on the Transition Bonds or to pay such amounts on a timely basis.

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

(c)	The PUCT May Take Future Actions Which May Reduce the Value of an Investment in Transition Bonds. The 1999 Restructuring Legislation provides that the Financing Order is irrevocable upon issuance and is not subject to reduction, impairment or adjustment by further action of the PUCT, except for the true-up adjustments. The State of Texas (including the PUCT) has pledged that it will not take or permit any action to amend, alter or impair the value of transition property created under the Financing Order, except as permitted in true-up adjustments, until the principal, interest and premium, if any, and any other charges incurred and contracts to be performed in connection with the Transition Bonds have been paid and performed in full. The PUCT guarantees that it will take specific actions pursuant to the Financing Order, as expressly authorized by the 1999 Restructuring Legislation, to ensure that transition charge revenues are sufficient to pay principal and interest on the Transition Bonds. However, the PUCT retains the power to adopt, revise or rescind rules or regulations affecting the seller or a successor utility. The PUCT also retains the power to interpret the Financing Order. Any new or amended regulations or orders by the PUCT, for example, could affect the ability of the servicer to collect the transition charges in full and on a timely basis. The seller has agreed to take legal or administrative action to resist any PUCT rule, regulation or decision that would reduce the value of the transition property. The Company cannot assure an investor that the seller would be successful in its efforts. Thus, future PUCT rules, regulations or decisions may adversely affect the rating of the Transition Bonds, their price or the rate of transition charge collections and, accordingly, the amortization of Transition Bonds and their weighted average lives. As a result, an investor could suffer a loss in connection with an investment in Transition Bonds.

The servicer is required to file with the PUCT, on behalf of the Company, any requested adjustments of the transition charges. There is uncertainty associated with investing in Transition Bonds whose timely payment of principal and interest may depend on true-up adjustments because of the limited judicial or regulatory experience implementing and interpreting the provisions of the 1999 Restructuring Legislation providing for true-up adjustments. The Company cannot assure that the foregoing adjustment procedures and adjustments will not be challenged. Such challenges could result in costly and time consuming litigation. A shortfall or material delay in transition charge collections due to inaccurate forecasts, delayed implementation of true-up adjustments or the failure to implement a true-up adjustment could result in payments of principal of and interest on the Transition Bonds not being paid according to the expected amortization schedule, lengthening the weighted average life of the Transition Bonds, or in principal and interest not being paid at all. As a result, an investor could suffer a loss in connection with an investment.

Servicing Risks

Inaccurate Forecasting or Unanticipated Delinquencies Could Result in Insufficient Funds to Make Scheduled Payments on the Transition Bonds. The transition charges are generally assessed based on customer usage, which includes kilowatts of demand and kilowatt-hours of electricity consumed by retail customers in Oncor’s service area. Oncor calculates the transition charges for each series of Transition Bonds according to the methodology approved by the Financing Order authorizing those transition charges. In addition, Oncor, as servicer, is required to file with the PUCT periodic adjustment calculations for the transition charges. These adjustments are intended to provide, among other things, for timely payment of the Transition Bonds. However, the frequency of these adjustments is limited to once per year for a standard true-up and no more than semi-annually for an interim true-up, but can be more frequent for a nonstandard true-up. Oncor generally bases its adjustment calculations on any shortfalls or excess in collections from customers during the prior adjustment period and on projections of future electricity use and customers’ ability to pay their electric bills. If the servicer inaccurately forecasts electricity consumption or demand or underestimates customer delinquencies or charge-offs when setting or adjusting the transition charges, or if the effectiveness of the adjustments is delayed for any reason, there could be a shortfall or material delay in transition charge collections. A shortfall or material delay in transition charge collections could result in payment of principal of and interest on the Transition Bonds not being made according to the expected amortization schedule, thus lengthening the weighted average life of the Transition Bonds, or in principal and interest not being paid at all.

Inaccurate forecasting of electricity consumption by the servicer could result from, among other things:

•	warmer winters or cooler summers, resulting in less electricity consumption than forecasted;

•	general economic conditions being worse than expected, causing customers to migrate from Oncor’s service territory or reduce their electricity consumption;

•	the occurrence of a natural disaster, such as a tornado, or an act of war or terrorism or other catastrophic event unexpectedly disrupting electrical service and reducing usage;

•	problems with electricity generation, transmission or distribution resulting from the change in the market structure of the electric industry;

•	customers ceasing business or departing Oncor’s service territory;

•	dramatic changes in electricity prices resulting in decreased consumption;

•	customers consuming less electricity because of increased conservation efforts or increased electric usage efficiency, or

•	customers switching to alternative sources of energy, including self-generation of electric power.

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

•	the introduction into the energy markets of REPs who collect payments arising from the transition charges, but who may fail to remit retail customer charges to the servicer in a timely manner, or

•	the failure of REPs to submit accurate and timely information to the servicer regarding their collections and charge-offs. See “It May Be Difficult to Collect the Transition Charges from REPs” below.

There are Uncertainties Associated with Collecting the Transition Charges, and There is Unpredictability Associated with a Deregulated Electricity Market. The predictions associated with billing and collecting transition charges are based primarily on historical collection of payments and forecasted energy usage for which Oncor has records available. These usage and collection records, however, may not reflect customers’ payment patterns or energy usage in the competitive market, as full competition did not exist in the Texas marketplace until January 1, 2007. These records also reflect limited experience with consolidated billing to REPs. Because that kind of billing is relatively new in Texas, unforeseen factors may adversely affect collection of payments. Therefore, the records that Oncor has to date may have limited value in calculating the proposed true-up adjustments. Furthermore, Oncor, as servicer, has relatively limited experience administering transition charges. Risks are associated with Oncor’s inexperience in calculating, billing and collecting the transition charges and in managing customer payments on the Company’s behalf. A shortfall or material delay in collecting transition charges could result in payments of principal not being paid according to the expected amortization schedule, lengthening the weighted average life of the Transition Bonds, or in principal and interest not being paid at all. As a result, an investor could suffer a loss in connection with the investment.

An Investment in Transition Bonds Relies on Oncor or its Successor Acting as Servicer of the Transition Property. Oncor, as servicer, is responsible for billing and collecting transition charges from REPs and for filing with the PUCT to adjust these charges. If Oncor ceases servicing the transition property, it might be hard to find a successor servicer and any transfer of servicing to a successor servicer may adversely affect an investor. Any successor servicer may have less experience than Oncor, may have less capable billing and/or collection systems than Oncor and may experience difficulties in collecting transition charges and determining appropriate adjustments to transition charges. A successor servicer might charge fees that, while permitted under the Financing Order, are higher than the fees paid to Oncor as servicer. If Oncor were to be replaced as servicer, any of these factors and others could delay the timing of payments and may reduce the value of an investment in Transition Bonds. Also, a change in servicer may cause billing and/or payment arrangements to change, which may lead to a period of disruption in which customers continue to remit payments according to the former arrangement, resulting in delays in collection that could result in delays in payment on the Transition Bonds. Under the Oncor servicing agreements, no servicer default may be waived without the written consent of both the PUCT and holders of a majority of the applicable series of outstanding Transition Bonds. The servicing agreements also grant the independent right to the PUCT, in addition to the right of the Indenture Trustee on behalf of the transition bondholders, to require transfer of the servicing to a successor servicer in the event of any such servicer default.

Upon a default under a servicing agreement based upon the commencement of a case by or against the servicer under the United States Bankruptcy Code or similar laws, the Indenture Trustee and the Company may be prevented from effecting a transfer of servicing. The 1999 Restructuring Legislation provides that upon a default under the Transition Bonds, which may result from servicer’s failure to make required remittances, the Indenture Trustee would have the right to apply to the PUCT for an order that amounts arising from transition charges be transferred to a separate account, and to apply to the district court of Travis County, Texas for an order for sequestration and payment of revenues arising from the transition charges. However, in the event that the servicer becomes subject to a bankruptcy proceeding, federal bankruptcy law may prevent the PUCT or the Texas court from issuing or enforcing these orders. The Indenture requires the Indenture Trustee to request an order from the bankruptcy court to permit the PUCT or the Texas court to issue and enforce these orders. However, the bankruptcy court may deny the request. The failure of the servicer to make required remittances would likely result in a default under the Indenture.

Under the intercreditor agreement among the Company, Oncor, the Transition Bond parties and the parties to EFH Corp.’s receivables financing program, a replacement servicer would require the agreement of both the Indenture Trustee and the other parties to the intercreditor agreement. If the Indenture Trustee and the other parties are unable to agree on a replacement servicer within 10 business days, Oncor’s independent registered public accounting firm (independent auditors) would appoint the replacement servicer.

It May Be Difficult to Collect the Transition Charges from REPs. As part of the restructuring of the Texas electric industry, retail customers in Oncor’s service territory began, as of January 1, 2002, purchasing electricity and related services from REPs rather than Oncor. Oncor is no longer permitted to sell electricity directly to retail customers. EFH Corp. currently has an affiliated REP that provides electricity and related services to retail customers in Oncor’s service territory. In the future, EFH Corp. may establish additional affiliated REPs or divest itself of one or more affiliated REPs. The 1999 Restructuring Legislation requires Oncor to allow each REP, including EFH Corp.’s affiliated REP, pursuant to a tariff to be filed by Oncor and approved by the PUCT, to issue a single bill to customers purchasing electricity from that REP. This single bill includes all charges related to purchasing electricity from the REP, including delivery services from Oncor and the applicable transition charges. Retail customers will pay transition charges to REPs who supply them with electric power. The REPs will be obligated to remit payments of transition charges to the servicer less a specified percentage allowance for charge-offs or delinquent customer accounts whose service has been terminated, within 35 days of billing from the servicer, even if the REPs do not collect the charges from retail customers. The charge-off percentage will initially be based on the servicer’s system-wide charge-off percentage but will then be recalculated annually for each REP in conjunction with the true-up adjustment process. Each REP’s recourse for transition charge payments remitted to the servicer but not collected ultimately from customers will be limited to a credit against future transition charge payments unless the REP and the servicer agree to alternative arrangements, but in no event will the REP have recourse to the Company or the Company’s funds for such payments. In the event that the REP does not pay the transition charges to the servicer, the servicer will have the right to collect transition charges directly from those retail customers who receive their electricity bills from a REP and have not paid the REP. REPs will bill most retail customers for the transition charges, and as a result the Company will have to rely on a relatively small number of entities for the collection of the bulk of the transition charges. The servicer will not pay any shortfalls resulting from the failure of any REP to forward transition charge collections. This may adversely affect an investment in Transition Bonds because:

•

REPs might use more permissive standards in bill collection and credit appraisal than Oncor’s affiliated REP uses, with respect to its customers, or might be less effective in billing and collecting. As a result, those REPs may not be as successful in collecting the transition charges as the servicer anticipated when setting the transition charge.

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

•	A default by a REP that collects from a large number of customers would have a greater impact than a default by a single customer.

•

The bankruptcy of a REP may cause a delay in or prohibition of the enforcement of rights against the REP, including the right to payment to the servicer of transition charges previously collected by the REP, or may cause the REP to fail to comply with financial provisions of the 1999 Restructuring Legislation or other state law.

•

Any security deposit or other form of credit support made or deposited by a REP may not be sufficient to cover any shortfalls resulting from a failure of that REP to forward transition charges to Oncor as servicer.

Certain transmission and distribution utilities in Texas have tariffs in place to assure adequate credit worthiness of any REP to support the REP’s obligation to collect securitization bond-related charges (transition charges) on behalf of the utility. REPs who do not have a long-term unsecured credit rating of at least “BBB-” and “Baa3” (or the equivalent from S&P and Moody’s, respectively), will be required to provide (i) a cash deposit, (ii) an affiliate guarantee, surety bond or letter of credit or (iii) some combination of these forms of credit support to the Indenture Trustee. The amount of such credit support will equal two months’ maximum expected collections of transition charges, as determined by the servicer and agreed to by the REP, and any cash deposits will be deposited in a REP security deposit subaccount with the Indenture Trustee.

Under these provisions, as a result of the previous downgrade of TCEH’s credit rating to below investment grade, Oncor’s affiliated REP, TCEH, will be required to post collateral support in an amount equal to estimated transition charges over specified time periods. As of February 29, 2008, TCEH has posted collateral support of approximately $14 million with Oncor for the benefit of the Company.

Credit support other than cash must be provided by an investment grade entity. Documents representing any other form of credit support will be held by the Indenture Trustee. Although the Indenture Trustee will maintain the REP security deposit subaccount, it will not have an ownership interest in such subaccount. However, the Indenture Trustee will have a security interest in the Company’s rights with respect to such subaccount and Oncor, as servicer, has agreed to use its reasonable best efforts to obtain a security agreement from each REP with respect to such REP’s security deposit subaccount. In the event that a REP defaults in remitting transition charges, the servicer may direct the Indenture Trustee to withdraw or seek recourse for the amount of the payment default or, if less, withdraw the full amount of that REP’s security deposit from the REP security deposit subaccount or seek full recourse against any other form of credit support provided for deposit into the general subaccount of the applicable series.

In addition, the 1999 Restructuring Legislation provides for one or more REPs in each designated geographical area to be designated the POLR for such area or for specified classes of customers in such area. The 1999 Restructuring Legislation requires the POLR to offer a standard retail service package of basic electric service to retail customers in its designated area at a fixed, nondiscountable rate approved by the PUCT, regardless of the creditworthiness of the customer. The REP serving as the POLR may face greater difficulty in bill collection than other REPs, and therefore the servicer may face greater difficulty in collecting transition charges from the REP serving as the POLR.

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

Changes to Billing and Collection Practices May Reduce the Value of An Investment in Transition Bonds. The Financing Order issued to Oncor under the 1999 Restructuring Legislation sets forth the methodology for determining the amount of the transition charges the Company may impose on each customer. The servicer cannot change this methodology without approval from the PUCT. However, Oncor, as servicer, may set its own billing and collection arrangements with REPs and with those customers from whom it collects the transition charges directly, provided that these arrangements comply with PUCT customer safeguards. For example, to recover part of an outstanding bill, Oncor may agree to extend a REP’s or a customer’s payment schedule or to write-off the remaining portion of the bill including transition charges. Also, Oncor, or a successor to Oncor as servicer, may change billing and collection practices. Any change to billing and collection practices may have an adverse or unforeseen impact on the timing and amount of customer payments and may reduce the amount of transition charge collections and thereby limit the Company’s ability to make scheduled payments on the Transition Bonds. Separately, the PUCT may require changes to these practices. Any changes in billing and collection regulations might adversely affect the billing terms and the terms of remittances by REPs to the servicer or make it more difficult for the servicer to collect the transition charges. These changes may adversely affect the value of the Transition Bonds and their amortization, and, accordingly, their weighted average lives.

Limits on Rights to Terminate Service May Make it More Difficult to Collect Transition Charges. An important element of an electric utility’s policies and procedures relating to credit and collections is the right to terminate or disconnect service on account of nonpayment. The Financing Order provides that the sale of transition property by Oncor includes all rights of Oncor to authorize disconnection of electric service for nonpayment of transition charges. The Financing Order provides that, if the servicer is billing customers for transition charges, the servicer shall have the right to terminate service for nonpayment of transition charges pursuant to the PUCT rules. Nonetheless, Texas statutory requirements and the rules and regulations of the PUCT, which may change from time to time, regulate and control the right to terminate service. Oncor’s affiliated REP and the other REPs may not terminate service to a customer on (1) a weekend day, (2) a day when the previous day’s high temperature did not exceed 32 degrees Fahrenheit and is predicted to remain at or below that level for the next 24 hours or (3) a day for which the National Weather Service issues a heat advisory for any county in the service territory, or when a heat advisory has been issued for either of the two prior calendar days. As a result, REPs must provide service to these customers during this period even if they are not recouping transition charges from these customers. This could cause a REP to go out of business, which may reduce the amount of transition charge collections available for payments on the Transition Bonds, although any associated reduction in payments would be factored into the transition charge true-up adjustments.

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

The large industrial and the interruptible customer classes consist of a small number of large customers. The failure of the customers in these customer classes to pay transition charges could lead to increases in transition charges to other members of this class as well as other customer classes. Any increase could lead to failures by customers to pay transition charges and could increase the risk of a shortfall in funds to pay the Transition Bonds.

Risks Associated with the Unusual Nature of the Transition Property

Oncor May Not Recover Transition Charges More Than 15 Years from the Original Issue Date of the Series of Transition Bonds Relating to Those Transition Charges. Oncor, or any successor servicer, is prohibited from recovering transition charges after the fifteenth anniversary of the date of issuance of the related Transition Bonds, but the Company may continue to recover transition charges incurred during the applicable 15-year period through the use of judicial process. Amounts collected from transition charges imposed for electricity consumed through the fifteenth anniversary of the date of issuance of the related Transition Bonds, or from credit enhancement funds, may not be sufficient to repay the Transition Bonds in full. If that is the case, no other funds will be available to pay the unpaid balance due on the Transition Bonds.

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

Risks Associated with Potential Bankruptcy Proceedings

The Servicer Will Commingle the Transition Charges with Other Revenues, Which May Obstruct Access to the Transition Charges in Case of the Servicer’s Bankruptcy. The servicer does not segregate the transition charges from its general funds. The transition charges are segregated only when the servicer pays them to the Indenture Trustee and the Indenture Trustee deposits them to the applicable collection account. The servicer is permitted to remit collections on a monthly basis if Oncor or a successor to Oncor’s electric public utility business remains the servicer, no servicer default has occurred, and if:

•	the servicer meets the credit ratings requirements of the applicable rating agencies, or

•	the servicer provides credit enhancement satisfactory to the applicable rating agencies to assure remittance by the servicer to the Indenture Trustee of the transition charges it collects.

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

In connection with the Merger, the ratings for the senior unsecured debt of Oncor, the current servicer, were downgraded two notches by Moody’s and one notch by Fitch. S&P affirmed the existing rating of the servicer’s senior unsecured debt. Moody’s and Fitch placed the ratings for the servicer on “stable outlook”. S&P placed the servicer’s rating on “developing outlook”.

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

The 1999 Restructuring Legislation provides that the Company’s rights to the transition property are not affected by the commingling of these funds with other funds. In a bankruptcy of a REP, however, a bankruptcy court might rule that federal bankruptcy law takes precedence over the 1999 Restructuring Legislation and does not recognize the Company’s right to receive the collected transition charges that are commingled with other funds of a REP as of the date of bankruptcy. If so, the collected transition charges held by a REP prior to or as of the date of bankruptcy would not be available to the Company to pay amounts owing on the Transition Bonds. In this case, the Company would have only a general unsecured claim against that REP for those amounts. This decision could cause material delays in payment or losses on the Transition Bonds and could materially reduce the value of an investment in Transition Bonds, especially with respect to a default by TXU Energy, the largest REP in Oncor’s service territory.

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

•

upon the transfer to the Company, the rights will become transition property and transition property constitutes a present property right, even though the imposition and collection of transition charges depend on further acts that have not yet occurred, and

•

a transfer of the transition property from the seller, or its affiliate, to the Company is a true sale of the transition property, not a pledge of the transition property to secure a financing by the seller.

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

The Company has taken steps together with Oncor, as the seller of the transition property, to reduce the risk that in the event the seller or an affiliate of the seller were to become the debtor in a bankruptcy case, a court would order that the Company’s assets and liabilities be substantively consolidated with those of Oncor or an affiliate. These steps include the fact that the Company is a separate special purpose limited liability company, and the Company’s organizational documents prevent the Company from commencing a voluntary bankruptcy case without the unanimous affirmative vote of all the Company’s managers, including the managers independent of Oncor. Nonetheless, these steps may not be completely effective, and thus if Oncor or an affiliate of the seller were to become a debtor in a bankruptcy case, a court might order that the Company’s assets and liabilities be consolidated with those of Oncor or an affiliate. A decision by the bankruptcy court that, despite the separateness of the Company and Oncor, the two companies should be consolidated, would have a similar effect on a beneficial owner of Transition Bonds. Either decision could cause material delays in payment of, or losses on, the Transition Bonds and could materially reduce the value of an investment in such bonds. For example:

•

the Indenture Trustee could be prevented from exercising any remedies against Oncor on an investor’s behalf, from recovering funds to repay the Transition Bonds, from using funds in the accounts under the Indenture to make payments on the Transition Bonds or from replacing Oncor as servicer, without permission from the bankruptcy court;

•	the bankruptcy court could order the Indenture Trustee to exchange the transition property for other property, which might be of lower value;

•

tax or other government liens on Oncor’s property that arose after the transfer of the transition property to the Company might nevertheless have priority over the Indenture Trustee’s lien and might be paid from transition charge collections before payments on the Transition Bonds;

•

the Indenture Trustee’s lien might not be properly perfected in transition property collections that were commingled with other funds Oncor collected from its customers or REPs prior to or as of the date of Oncor’s bankruptcy or commingled in the general funds of Oncor’s affiliated REP as of the date of that REP’s bankruptcy, or might not be properly perfected in all of the transition property, and the lien could therefore be set aside in the bankruptcy, with the result that the Transition Bonds would represent only general unsecured claims against Oncor;

•

the bankruptcy court might rule that neither the Company’s property interest nor the Indenture Trustee’s lien extends to transition charges in respect of electricity consumed after the commencement of Oncor’s bankruptcy case, with the result that the Transition Bonds would represent only general unsecured claims against Oncor;

•	neither Oncor nor the Company may be obligated to make any payments on the Transition Bonds during the pendency of the bankruptcy case and/or pay interest accruing after the commencement of the case;

•	Oncor may be able to alter the terms of the Transition Bonds as part of its plan of reorganization;

•	the bankruptcy court might rule that the transition charges should be used to pay a portion of the cost of providing electric service, or

•

the bankruptcy court might rule that the remedy provisions of the applicable sale agreement are unenforceable, leaving the Company with a claim of actual damages against Oncor that may be difficult to prove.

Furthermore, if Oncor enters into bankruptcy, it may be permitted to stop acting as servicer, and it may be difficult to find a third party to act as servicer. The failure of a servicer to perform its duties or the inability to find a successor servicer may cause payment delays or losses on an investment in Transition Bonds. Also, the mere fact of a servicer or REP bankruptcy proceeding could have an adverse effect on the resale market for the Transition Bonds and on the value of the Transition Bonds.

The Sale of the Transition Property Could Be Construed as a Financing and Not a Sale in a Case of Oncor’s Bankruptcy Which Could Delay or Limit Payment on the Transition Bonds. The 1999 Restructuring Legislation provides that the characterization of a transfer of transition property as a sale or other absolute transfer will not be affected or impaired in any manner by treatment of the transfer as a financing for federal or state tax purposes or financial reporting purposes. The Company and Oncor have treated the transaction as a sale under applicable law, although for financial reporting and federal and state income and franchise tax purposes the transaction has been treated as a financing and not a sale. In the event of a bankruptcy of Oncor, a party in interest in the bankruptcy may assert that the sale of the transition property to the Company was a financing transaction and not a sale or other absolute transfer and that the treatment of the transaction for financial reporting and tax purposes as a financing and not a sale lends weight to that position. In a bankruptcy court case involving LTV Steel Company, the debtor obtained an interim emergency motion to use collections from accounts and inventory that it had sold on the grounds that the sales were in fact disguised financings. The circumstances under which the LTV Steel Company ruling would be followed by other courts are not certain. If a court were to adopt reasoning similar to that of the court in the LTV Steel case or were otherwise to characterize the transaction as a financing, the Company would be treated as a secured creditor of Oncor in the bankruptcy proceedings. Although the Company would in that case have a security interest in the transition property, the Company would not likely be entitled to access to the transition charge collections during the bankruptcy and would be subject to the typical risks of a secured creditor in a bankruptcy case, including the possible bankruptcy risks described in the immediately preceding risk factor. As a result, repayment on the Transition Bonds could be significantly delayed, and a plan of reorganization in the bankruptcy might permanently modify the amount and timing of payments to the Company of transition charge collections and therefore, the amount and timing of funds available to the Company to make payments on the Transition Bonds.

Claims Against Oncor or any Successor Seller May Be Limited in the Event of a Bankruptcy of the Seller. If the seller were to become a debtor in a bankruptcy case, claims, including indemnity claims, by the Company against the seller under the applicable sale agreement and the other documents executed in connection with the applicable sale agreement would be unsecured claims and would be subject to being discharged in the bankruptcy case. In addition, a party in interest in the bankruptcy may request that the bankruptcy court estimate any contingent claims that the Company had against the seller. That party may then take the position that these claims should be estimated at zero or at a low amount because the contingency giving rise to these claims is unlikely to occur. If the seller were to become a debtor in a bankruptcy case and the indemnity provisions of the applicable sale agreement were triggered, a party in interest in the bankruptcy might challenge the enforceability of the indemnity provisions. If a court were to hold that the indemnity provisions were unenforceable, the Company would be left with a claim for actual damages against the seller based on breach of contract principles. The actual amount of these damages would be subject to estimation and/or calculation by the court. The Company cannot give any assurance as to the result if any of the above-described actions or claims were made. Furthermore, the Company cannot give any assurance as to what percentage of their claims, if any, unsecured creditors would receive in any bankruptcy proceeding involving the seller.

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

Other Risks Associated with an Investment in the Transition Bonds

Oncor’s Obligation to Indemnify the Company for a Breach of a Representation or Warranty May Not Be Sufficient to Protect an Investor’s Investment. If the seller breaches a representation or warranty in the applicable sale agreement, or the servicer (presently Oncor) breaches a representation or warranty under the applicable servicing agreement, it is obligated to indemnify the Company and the Indenture Trustee for any liability, obligation, claim, action, suit or payment resulting from that breach, as well as any reasonable costs and expenses incurred. Oncor will not be obligated to repurchase the transition property in the event of a breach of any representation or warranty regarding the transition property, and neither the Indenture Trustee nor the holders of Transition Bonds will have the right to accelerate payments on the Transition Bonds because of such a breach (absent an event of default under the Indenture). The sale agreements provide that any change in the law by legislative enactment, constitutional amendment or voter initiative that renders any of the representations and warranties untrue would not constitute a breach under each sale agreement. Oncor or any successor entity acting as seller or servicer may not have sufficient funds available to satisfy its indemnification obligations to the Company and to the Indenture Trustee; therefore Oncor may not be able to pay investors amounts owing on the Transition Bonds in full. If Oncor becomes obligated to indemnify holders of Transition Bonds, the ratings on the Transitions Bonds will likely be downgraded since holders of Transition Bonds will be unsecured creditors of Oncor with respect to any of these indemnification amounts. Oncor will not indemnify any person for any liability, obligation, claim, action, suit or payment resulting solely from a downgrade in the ratings on the Transition Bonds.

An Investor Might Receive Principal Payments Later, or Earlier, Than Expected. The amount and the rate of collection of transition charges that Oncor will collect from each customer class will partially depend on actual electricity usage and the amount of collections and write-offs for that customer class. The amount and the rate of collection of transition charges, together with the transition charge adjustments described above, will generally determine whether there is a delay in the scheduled repayments of Transition Bond principal. If Oncor collects transition charges at a slower rate than expected from any customer class or REP, it may have to request adjustments to the transition charges. If those adjustments are not timely and accurate, investors may experience a delay in payments of principal and interest or a material decrease in the value of their investment. If there is an acceleration of the Transition Bonds before maturity, all classes will be paid pro rata therefore, some classes may be paid earlier than expected, and some classes may be paid later than expected.

Technological Change May Make Alternative Energy Sources More Attractive. The continuous process of technological development may result in the introduction for an increasing number of retail consumers of economically attractive alternatives to purchasing electricity through Oncor’s distribution facilities. Previously, only the largest industrial and institutional users with large process steam requirements could use cogeneration or self-generation installations cost-effectively. However, manufacturers of self-generation facilities continue to develop smaller-scale, more fuel-efficient generating units which can be cost-effective options for retail consumers with smaller electric energy requirements. If such facilities have rated capacities of 10 megawatts or less, consumers that rely on such facilities do not generally have to pay transition charges under provisions of the 1999 Restructuring Legislation. Consumers may avoid a portion of their overall transition charge bill by installing new on-site generation of over 10 megawatts that reduces consumption through Oncor’s transmission and distribution system up to 12.5%. Technological developments may allow greater numbers of retail consumers to avoid transition charges under such provisions, which may reduce the total number of retail consumers from which transition charges will be collected. A reduction in the number of payers of transition charges could result in delays or a failure to make payments of interest on and principal of the Transition Bonds.

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

The information required hereunder for the Company is in its reduced format as allowed for under the General Instruction (I) (1)(a) and (b).

BUSINESS

The Company is a bankruptcy-remote, special-purpose Delaware limited liability company, wholly-owned by Oncor. Oncor is a wholly-owned subsidiary of Oncor Holdings, which is a wholly-owned subsidiary of Intermediate Holding, which is a wholly-owned subsidiary of EFH Corp.(formerly TXU Corp.). Oncor is a regulated electricity transmission and distribution company, principally engaged in providing transmission services to other electricity distribution companies, cooperatives, and municipalities and delivery services to REPs that sell electricity in the north-central, eastern and western parts of Texas.

The Company was organized in November 1999 for the limited purposes of issuing Securitization (Transition) Bonds and purchasing and owning transition property (as defined in the 1999 Restructuring Legislation) acquired from Oncor. Transition property represents the irrevocable right to impose, collect and receive charges, referred to as transition charges, in an amount sufficient to pay the interest, fees, and expenses associated with the Transition Bonds and the aggregate principal amount of the Transition Bonds. For legal purposes, the transition property has been sold to the Company by Oncor. The Company had no operations until August 2003. In connection with the acquisition of the transition property, the Company:

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

With the closing of the Merger on October 10, 2007, EFH Corp. became a subsidiary of Texas Holdings, which is controlled by the Sponsor Group. In connection with the Merger, Oncor was converted from a Texas corporation to a Delaware limited liability company under the laws of the States of Texas and Delaware. See discussion below under “Significant Developments”.

As part of the Merger, to enhance the separateness between the Oncor Ring-Fenced Entities and the Texas Holdings Group, various legal, financial and contractual provisions were implemented. Such “ring-fencing” measures included, among other things: TXU Electric Delivery Company’s name change to Oncor Electric Delivery Company; the formation of a new special purpose holding company for Oncor, Oncor Holdings, as one of the Oncor Ring-Fenced Entities; the conversion of Oncor from a corporation to a limited liability company named “Oncor Electric Delivery Company LLC”; maintenance of separate books and records for the Oncor Ring-Fenced Entities; changes to Oncor’s corporate governance provisions; appointment of a majority of independent directors to Oncor’s board of directors; physical separation of Oncor’s headquarters from the Luminant entities and TXU Energy; amendments to contracts between the Oncor Ring-Fenced Entities and the Texas Holdings Group, and prohibitions on the Oncor Ring-Fenced Entities’ providing credit support to, or receiving credit support from, any member of the Texas Holdings Group. The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of the Texas Holdings Group, including TXU Energy and the Luminant entities, and none of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or other obligations of any member of the Texas Holdings Group. Moreover, the cash flows of the Oncor Ring-Fenced Entities and their results of operations are separate from those of the Texas Holdings Group.

Sale of Minority Stake

EFH Corp. currently intends to sell a 20% minority stake in Oncor to further enhance Oncor’s separation from the Texas Holdings Group. The purchaser of the minority stake will not be affiliated with any member of the Sponsor Group, Texas Holdings or EFH Corp.

Significant Developments

Merger – As a result of the Merger, EFH Corp. became a subsidiary of Texas Holdings. Substantially all of the outstanding shares of common stock of EFH Corp. were converted into the right to receive $69.25 per share. Texas Holdings is controlled by investment funds affiliated with the Sponsor Group.

The aggregate purchase price paid for all of the equity securities of EFH Corp. (on a fully-diluted basis) was $31.9 billion, which purchase price was funded by $8.3 billion of equity financing from the Sponsor Group and certain other investors and several new EFH Corp. and TCEH credit facilities.

The Merger was recorded using purchase accounting in accordance with the provisions of SFAS 141, whereby the total purchase price of the transaction was allocated to EFH Corp.’s identifiable tangible and intangible assets acquired and liabilities assumed based on their fair values, and the excess of the purchase price over the fair value of the net assets was recorded as goodwill. A review of the SEC regulations has indicated that the Company’s financial statements are not required to use push-down accounting; therefore, the assets and liabilities of the Company have not been recorded at their fair values as of the closing date of the Merger.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are discussed in Note 1 to Financial Statements. The Company follows accounting principles generally accepted in the US. Application of these accounting policies in the preparation of the Company’s financial statements requires management to make estimates and assumptions about future events that affect the reporting of assets and liabilities at the balance sheet dates and revenues and expenses during the periods covered. The following is a summary of the primary critical accounting policy of the Company that is impacted by judgments and uncertainties and under which different amounts might be reported using different assumptions or estimation methodologies.

Revenue Recognition – The Company’s revenue includes an estimate for the transition charges billed to REPs by Oncor, as servicer, from the meter reading date to the end of the period (unbilled revenues). The unbilled revenue is based on actual daily revenues for the most recent metered period, adjusted for weather and other measurable factors that affect consumption, applied to the number of unmetered days through the end of the period. Accrued unbilled revenues totaled $8,954,165, $7,930,287 and $7,939,553 at December 31, 2007, 2006 and 2005, respectively.

RESULTS OF OPERATIONS

Operating revenues decreased $5,341,920, or 3%, to $148,158,637 for the year ended December 31, 2007, and increased $518,586, or less than 1%, to $153,500,557 for the year ended December 31, 2006.

Operating Revenues

	Year Ended December 31,
	2007	2006	2005
Transition charge revenues	$145,219,079	$150,760,035	$151,595,378
Investment income	2,939,558	2,740,522	1,386,593

Total operating revenues	$148,158,637	$153,500,557	$152,981,971

•

Transition charge revenues decreased $5,540,956, or 4%, to $145,219,079 for the year ended December 31, 2007 driven by lower delivered volumes (due in part to the effects of cooler, below normal summer weather in 2007 and hotter than normal weather in 2006) and a decrease in the transition charge tariff reflecting the May 2007 and August 2007 annual true-up adjustments. The adjustments reduced the transition charge tariff to a more normal level as compared to the tariffs in late 2005 and early 2006. Transition charge revenues decreased $835,343, or less than 1%, to $150,760,035 for the year ended December 31, 2006 driven by a decrease in the transition charge tariff that went into effect in May 2006. The transition charge tariff was increased in May 2005 to collect for the under-collection of revenues related to the 2004 Bonds as discussed in Note 3 to the Financial Statements.

•

Investment income increased $199,036, or 7%, to $2,939,558 for the year ended December 31, 2007 primarily due to higher investment balances. Investment income increased $1,353,929, or 98%, to $2,740,522 for the year ended December 31, 2006 driven by higher investment balances and higher interest rates. Investment income represents earnings on restricted cash balances. The restricted cash is invested in short-term US government securities.

Interest expense decreased $3,170,461, or 6%, to $49,323,219 for the year ended December 31, 2007 and $2,767,369, or 5%, to $52,493,680 for the year ended December 31, 2006. The changes reflect scheduled principal payments on the Transition Bonds.

Amortization of transition property increased $3,742,595, or 4%, to $97,403,621 for the year ended December 31, 2007 and $2,771,776, or 3%, to $93,661,026 for the year ended December 31, 2006 reflecting increased principal payments on the Transition Bonds. See discussion under “Amortization” in Note 1 to the Financial Statements.

The Company recorded a decrease to expense for the under-recovery of transition charges of $157,225 for the year ended December 31, 2007, and an increase to expense for the over-recovery of transition charges of $5,886,787 and $5,632,408 for the years ended December 31, 2006 and 2005, respectively. See discussion under “Over/Under-Recovery of Transition Charges” in Note 1 to the Financial Statements.

Net income totaled $759,134, $629,176 and $369,376 for the years ended December 31, 2007, 2006 and 2005, respectively. Included in investment income is interest earned on the Indenture Trustee reserve account and capital subaccounts. The Company intends to periodically distribute to Oncor interest income in the Indenture Trustee reserve account and interest income in the capital subaccounts as released by the Indenture Trustee. See Note 4 to the Financial Statements.

FINANCIAL CONDITION

Cash Flows – Cash flows provided by operating activities decreased $7,287,685, or 7%, to $99,056,742 for the year ended December 31, 2007. The decrease reflected:

•

lower transition charge revenue of $5,540,956 and relative change in transition charge receivables, which decreased $765,763, driven by lower delivered volumes due in part to the effects of cooler, below normal summer weather in 2007 and hotter than normal weather in 2006 and a decrease in the transition charge tariff reflecting the May 2007 and August 2007 annual true-up adjustments. The adjustments reduced the transition charge tariff to a more normal level as compared to the tariffs in late 2005 and early 2006, and

•	an unfavorable change of $4,107,623 in customer deposits reflecting a REP replacing its letter of credit held as collateral with cash in 2006,

partially offset by,

•	lower interest payments of $2,956,349 in 2007 as a result of scheduled principal payments on the Transition Bonds.

Cash flows provided by operating activities in 2006 increased $12,739,405, or 14%, to $106,344,427. The improvement reflected:

•	a favorable change of $5,631,093 in customer deposits reflecting a customer replacing its letter of credit held as collateral with cash;

•

a favorable change in transition charge receivables of $4,470,040 reflecting a temporary tariff adjustment in May 2005 to correct for under-collected revenues related to the 2004 Bonds (See discussion under “Interim True-Up” in Note 3 to Financial Statements) and the effect of fluctuations in delivered volumes, and

•	the benefit of $2,751,759 in lower interest payments in 2006 as a result of scheduled principal payments on the Transition Bonds.

Financing activities used cash flows of $97,122,489, $93,714,554 and $90,645,256 in 2007, 2006 and 2005, respectively. Financing activities for each period are presented in the table below:

	Year Ended December 31,
	2007	2006	2005
Cash used in financing activities:
Semi-annual payments on the 2003 Bonds	(37,514,014)	(36,576,586)	(35,760,468)
Semi-annual payments on the 2004 Bonds	(59,034,563)	(56,520,388)	(54,544,585)
Distributions of interest income earned on the Indenture Trustee reserve account to parent	(573,912)	(617,580)	(340,203)

Total cash used in financing activities	$(97,122,489)	$(93,714,554)	$(90,645,256)

Cash flows used in investing activities totaled $1,738,738, $12,629,873 and $2,959,766 in 2007, 2006 and 2005, respectively. The investing activity represents increases in the balances of restricted cash accounts.

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

As of December 31, 2007, restricted cash included the balance in the capital subaccount of $2,542,812 compared to the required level of $2,500,000 for the 2003 Bonds and $3,972,798 compared to the required level of $3,948,885 for the 2004 Bonds. Additionally, as of December 31, 2007, the balance in the over-collateralization subaccount for the 2003 Bonds was $847,217, compared to the required level of $833,332, and for the 2004 Bonds was $1,158,374, compared to the required level of $1,151,759. There are no penalties as a result of being above or below the required levels in the capital and over-collateralization subaccounts. Any future shortfalls in the subaccounts for either series of Transition Bonds would be addressed in future true-up filings.

Member’s Interest – The Company receives interest income with respect to its Indenture Trustee reserve account and capital subaccounts. The Company intends to periodically distribute to Oncor interest income in the Indenture Trustee reserve account and the capital subaccounts as released by the Indenture Trustee. Interest income totaling $573,912, $617,580 and $340,203 was distributed to Oncor in 2007, 2006 and 2005, respectively. The distributions were recorded as a reduction in Member’s Interest.

FINANCING ACTIVITIES

The Company’s financing needs are limited to issuance of the Transition Bonds. There is no provision to allow for any other borrowings.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions – The terms of the Indenture contain financial covenants that require maintenance of specified collateral deposits in proportion to the aggregate principal amount of the Transition Bonds outstanding. As of December 31, 2007, the Company was in compliance with such covenants.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by the Company contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to the risks discussed under “Risk Factors” and the following important factors, among others that could cause the actual results of the Company to differ materially from those projected in such forward-looking statements:

•	state or federal legislative or regulatory developments or judicial actions;

•	national or regional economic conditions;

•	the accuracy of the servicer’s estimates of market demand and prices for electricity;

•	the accuracy of the servicer’s estimates of industrial, commercial and residential growth in Oncor’s service territory, including related estimates of conservation and electricity usage efficiency;

•	weather conditions and other natural phenomena affecting retail customer electricity usage;

•	acts of sabotage, terrorist activities or other catastrophic events;

•	the speed, degree and effect of continued electricity industry restructuring;

•	the operating performance of Oncor’s facilities and third-party suppliers of electricity in Oncor’s service territory;

•	the accuracy of the servicer’s estimates of the payment patterns of retail electricity customers, including the rate of delinquencies and any collections curves;

•	actions by credit rating agencies, and

•	the operational and financial ability of REPs to bill and collect transition charges and make timely payments of amounts billed by the servicer to the REPs for transition charges.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of

Oncor Electric Delivery Transition Bond Company LLC:

We have audited the accompanying balance sheets of Oncor Electric Delivery Transition Bond Company LLC (the “Company”) as of December 31, 2007 and 2006, and the related statements of income, cash flows and member’s interest for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Dallas, Texas

March 31, 2008

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

STATEMENTS OF INCOME

	Year Ended December 31,
	2007	2006	2005
Operating revenues:
Transition charge revenue	$145,219,079	$150,760,035	$151,595,378
Investment income	2,939,558	2,740,522	1,386,593

Total operating revenues	148,158,637	153,500,557	152,981,971

Operating expenses:
Interest expense	49,323,219	52,493,680	55,261,049
Amortization of transition property	97,403,621	93,661,026	90,889,250
Over/(under) recovery of transition charges	(157,225)	5,886,787	5,632,408
Servicing fees, administrative and general expenses	829,888	829,888	829,888

Total operating expenses	147,399,503	152,871,381	152,612,595

Net income	$759,134	$629,176	$369,376

See Notes to Financial Statements

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
Cash flows—operating activities:
Net income	$759,134	$629,176	$369,376
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of transition property	97,403,621	93,661,026	90,889,250
Over/(under) recovery of transition charges	(157,225)	5,886,787	5,632,408
Changes in operating assets	300,531	1,095,021	(3,375,019)
Changes in operating liabilities	750,681	5,072,417	89,007

Cash provided by operating activities	99,056,742	106,344,427	93,605,022

Cash flows—financing activities:
Repayment of debt	(96,548,577)	(93,096,974)	(90,305,053)
Distribution paid to parent	(573,912)	(617,580)	(340,203)

Cash used in financing activities	(97,122,489)	(93,714,554)	(90,645,256)

Cash flows—investing activities:
Change in restricted funds	(1,738,738)	(12,629,873)	(2,959,766)

Cash used in investing activities	(1,738,738)	(12,629,873)	(2,959,766)

Net increase in cash and cash equivalents	195,515	—	—
Cash and cash equivalents, beginning of period	1,000	1,000	1,000

Cash and cash equivalents, end of period	$196,515	$1,000	$1,000

Supplemental cash flow disclosures:
Cash paid for interest	$50,096,007	$53,052,356	$55,804,115

See Notes to Financial Statements

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$196,515	$1,000
Restricted cash (Note 5)	56,394,287	54,628,619
Accounts receivable—affiliate	—	—
Transition charge receivable:
Affiliates	9,564,885	9,731,673
All other	11,433,980	11,567,723

Total current assets	77,589,667	75,929,015

Investments:
Restricted funds held in trust (Note 5)	16,546,086	16,573,015
Transition property, net of accumulated amortization of $335,613,085 and $238,209,464	954,163,915	1,051,567,536

Total assets	$1,048,299,668	$1,144,069,566

LIABILITIES AND MEMBER’S INTEREST
Current liabilities:
Long-term debt due currently	$99,433,390	$96,548,577
Accounts payable—affiliate	265,240	265,240
Accrued interest	10,442,041	11,214,829
Other current liabilities	9,340,421	7,816,951

Total current liabilities	119,481,092	115,845,597
Transition bonds (Note 3)	878,352,645	977,786,035
Regulatory liability	33,790,055	33,947,280

Total liabilities	1,031,623,792	1,127,578,912
Member’s interest (Note 4)	16,675,876	16,490,654

Total liabilities and member’s interest	$1,048,299,668	$1,144,069,566

See Notes to Financial Statements

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

STATEMENTS OF MEMBER’S INTEREST

	Year Ended December 31,
	2007	2006	2005
Member’s interest:
Balance at beginning of year	$16,490,654	$16,479,058	$16,449,885
Distributions paid to parent	(573,912)	(617,580)	(340,203)
Net income	759,134	629,176	369,376

Total member’s interest at end of year	$16,675,876	$16,490,654	$16,479,058

See Notes to Financial Statements

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

NOTES TO FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

Description of Business

The Company is a bankruptcy-remote, special-purpose Delaware limited liability company, wholly-owned by Oncor. Oncor is a wholly-owned subsidiary of Oncor Holdings, which is a wholly-owned subsidiary of Intermediate Holding, which is a wholly-owned subsidiary of EFH Corp. (formerly TXU Corp.). Oncor is a regulated electricity transmission and distribution company, principally engaged in providing transmission services to other electricity distribution companies, cooperatives, and municipalities and delivery services to REPs that sell electricity in the north-central, eastern and western parts of Texas.

The Company was organized in November 1999 for the limited purposes of issuing Transition Bonds and purchasing and owning transition property (as defined in the 1999 Restructuring Legislation) acquired from Oncor. Transition property represents the irrevocable right to impose, collect and receive transition charges in an amount sufficient to pay the interest, fees, and expenses associated with the Transition Bonds, and the aggregate principal amount of the Transition Bonds. For legal purposes, the transition property has been sold to the Company by Oncor. The Company had no operations until August 2003. In connection with the acquisition of the transition property, the Company:

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

With the closing of the Merger on October 10, 2007, EFH Corp. became a subsidiary of Texas Holdings, which is controlled by the Sponsor Group. In connection with the Merger, Oncor was converted from a Texas corporation to a Delaware limited liability company under the laws of the States of Texas and Delaware.

As part of the Merger, to enhance the separateness between the Oncor Ring-Fenced Entities and the Texas Holdings Group, various legal, financial and contractual provisions were implemented. Such “ring-fencing” measures included, among other things: TXU Electric Delivery Company’s name change to Oncor Electric Delivery Company; the formation of a new special purpose holding company for Oncor, Oncor Holdings, as one of the Oncor Ring-Fenced Entities; the conversion of Oncor from a corporation to a limited liability company; maintenance of separate books and records for the Oncor Ring-Fenced Entities; changes to Oncor’s corporate governance provisions; appointment of a majority of independent directors to Oncor’s board of directors; physical separation of Oncor’s headquarters from the Luminant entities and TXU Energy; amendments to contracts between the Oncor Ring-Fenced Entities and the Texas Holdings Group, and prohibitions on the Oncor Ring-Fenced Entities’ providing credit support to, or receiving credit support from, any member of the Texas Holdings Group. The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of the Texas Holdings Group, including TXU Energy and the Luminant entities, and none of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or other obligations of any member of the Texas Holdings Group. Moreover, the cash flows of the Oncor Ring-Fenced Entities and their results of operations are separate from those of the Texas Holdings Group.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The Merger was recorded using purchase accounting in accordance with the provisions of SFAS 141, whereby the total purchase price of the transaction was allocated to EFH Corp.’s identifiable tangible and intangible assets acquired and liabilities assumed based on their fair values, and the excess of the purchase price over the fair value of the net assets was recorded as goodwill. A review of the SEC regulations has indicated that the Company’s financial statements are not required to use push-down accounting; therefore, the assets and liabilities of the Company have not been recorded at their fair values as of the closing date of the Merger.

Use of Estimates

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

Regulatory Assets and Liabilities

The Company’s business meets the applicability criteria of SFAS 71. This accounting standard recognizes the cost-based rate making process, which may result in differences in the application of generally accepted accounting principles between regulated and non-regulated entities. The regulatory liability balances of $33,790,055 and $33,947,280 at December 31, 2007 and 2006, respectively, consist of over/under-recovery of transition charges as discussed below.

Revenue Recognition

The Company records revenue for transition charges under the accrual method of accounting. Revenues are recognized when transition charges are billed by Oncor, as servicer, to REPs for their connected customers on the basis of periodic cycle meter readings. The Company’s revenue includes an estimate for the transition charges billed to REPs by Oncor, as servicer, from the meter reading date to the end of the period (unbilled revenues). The unbilled revenue is based on actual daily revenues for the most recent metered period, adjusted for weather and other measurable factors that affect consumption, applied to the number of unmetered days through the end of the period.

Over/Under-Recovery of Transition Charges

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

Annual and Interim True-Up Adjustments

Variations in customer usage impact transition charge revenues resulting in temporary over/under-recovery of transition charges. In such instances where sufficient funds are not collected through transition charges, the over-collateralization and the capital subaccounts are drawn down to make scheduled payments on the Transition Bonds. Oncor files, on behalf of the Company, an annual true-up adjustment with the PUCT with respect to each series of Transition Bonds. The annual true-up adjustments for the 2003 Bonds and the 2004 Bonds are filed in August and May, respectively. In the filing, Oncor requests the PUCT to increase or decrease the authorized transition charges such that, based on the then current forecast of customer usage, sufficient funds will be collected during the following period to meet the scheduled debt service payments and replenish the over-collateralization and capital subaccounts to their required levels. The Company also has the right, under certain circumstances, to file interim true-up adjustment requests semi-annually, if needed, to make scheduled payments.

Amortization

The transition property acquired from Oncor, which totaled $1,289,777,000 at acquisition date, is amortized over the life of the Transition Bonds in an amount equal to the scheduled principal payments of the original debt amounts.

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

Income and Other Taxes

The Company is organized as a single-member limited liability company and will not be subject to US federal income tax as an entity separate from Oncor. In addition, the Company’s receipt of transition property, transition charges and short-term earnings from investments of the transition charges will not be subject to state and local tax. Accordingly, there is no provision for federal, state or local taxes.

Comprehensive Income

There are no other components of comprehensive income besides net income.

2.	RELATED PARTY TRANSACTIONS

Pursuant to administration and servicing agreements between the Company and Oncor, Oncor furnishes to the Company, at a fixed fee per year, billing, payment processing, collection, accounting, clerical, secretarial and other administrative services, which are classified as administrative and general expenses in the income statement. The Company’s expense for servicing and administration activities performed by Oncor totaled $825,888, $931,136 and $775,221 for the year ended December 31, 2007, 2006 and 2005, respectively.

Transition charges billed to the REP subsidiaries of TCEH, which are included in operating revenues, totaled $63,858,813, $71,087,632 and $82,720,978 for the year ended December 31, 2007, 2006 and 2005, respectively. The balance of the transition charge receivable due from the REP subsidiaries of TCEH totaled $9,564,885 and $9,731,673 at December 31, 2007 and 2006, respectively.

Oncor, as servicer of the Transition Bonds, collects security deposits from REPs for payment of the REPs’ transition charges and remits these amounts to the Company as they are collected. No amounts were outstanding from Oncor at December 31, 2007 and 2006. Oncor reviews the security amount for the REPs quarterly and requests increases when required.

Also see discussion in Note 3 under “Interim True-Up” and Note 4 regarding cash distributions.

3.	FINANCING ARRANGEMENTS

Long-Term Debt

At December 31, 2007 and 2006, the Company’s long-term debt consisted of the following:

	December 31,
	2007	2006
2.260% Fixed Series 2003 Bonds due in semi-annual installments through February 15, 2007	$—	$8,119,707
4.030% Fixed Series 2003 Bonds due in semi-annual installments through February 15, 2010	92,605,693	122,000,000
4.950% Fixed Series 2003 Bonds due in semi-annual installments through February 15, 2013	130,000,000	130,000,000
5.420% Fixed Series 2003 Bonds due in semi-annual installments through August 15, 2015	145,000,000	145,000,000
3.520% Fixed Series 2004 Bonds due in semi-annual installments through November 15, 2009	99,403,342	158,437,905
4.810% Fixed Series 2004 Bonds due in semi-annual installments through November 15, 2012	221,000,000	221,000,000
5.290% Fixed Series 2004 Bonds due in semi-annual installments through May 15, 2016	289,777,000	289,777,000

Total	977,786,035	1,074,334,612
Less amount due currently	99,433,390	96,548,577

Total long-term debt	$878,352,645	$977,786,035

The transition property sold to the Company, as well as restricted cash of $6,515,610 in the capital subaccount at December 31, 2007, are pledged as collateral for the Transition Bonds. Collections of transition charges will be used to pay the principal, interest and associated costs of the Transition Bonds. The Company is required to maintain restricted cash pledged as collateral for the Transition Bonds in an amount equal to 0.50% of the initial aggregate principal amount of Transition Bonds outstanding. Should the transition charges collected through the specified payment dates listed above not provide adequate funds to make the scheduled payments of principal, the transition charges can continue to be collected for approximately two years before the Transition Bond goes into default for nonpayment.

Maturities for the years 2008 through 2012 and thereafter of long-term debt instruments outstanding at December 31, 2007, are as follows:

Year
2008	$99,433,390
2009	103,243,824
2010	107,824,975
2011	113,085,241
2012	118,608,851
Thereafter	435,589,754

Total	$977,786,035

The fair value of the outstanding Transition Bonds was approximately $949,909,131 and $1,066,336,569 as of December 31, 2007 and 2006, respectively. The fair values are estimated based upon market value as determined by quoted market prices.

Financial Covenants — The terms of the Indenture contain financial covenants that require maintenance of specified collateral deposits in proportion to the aggregate principal amount of the Transition Bonds outstanding. As of December 31, 2007, the Company was in compliance with such covenants.

Interim True-Up

In the November 2004 interim true-up adjustment for the 2004 Bonds, Oncor, in its role as servicer of the 2004 Bonds, made an error in the calculation of the transition charges applicable to the Large General Service Secondary class of customers. This error was clerical in nature and resulted in the wrong number of forecasted kilowatt-hours for this particular rate class for the applicable period. The result of the error was that the transition charges billed for this customer class were lower than required to meet the May 16, 2005 scheduled principal payment on the 2004 Bonds (even considering the amount in the capital subaccount for the 2004 Bonds, which was used to help meet the scheduled payment). In April 2005, Oncor, as servicer of the 2004 Bonds, requested that TXU Energy, as a REP, pay a portion of its then outstanding transition charges related to the 2004 Bonds early in an amount sufficient to cover the expected deficiency. Although not required to make such early payment, TXU Energy agreed to make an early payment of approximately $2 million. TXU Energy made this early payment with no compensation from either Oncor or the Company. As a result, the scheduled payment of principal and interest was made in full. Although TXU Energy agreed to make an early payment of its outstanding transition charges, there can be no assurance that TXU Energy would agree to make another early payment. See discussion in Note 1 under “Annual and Interim True-Up Adjustments”.

4.	MEMBER’S INTEREST

The Company receives interest income with respect to its Indenture Trustee reserve account and capital subaccounts. Cash distributions to Oncor, the amounts of which represent interest income released by the Indenture Trustee, totaled $573,912, $617,580 and $340,203 in the year ended December 31, 2007, 2006 and 2005, respectively.

5.	RESTRICTED CASH

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

	Balance Sheet Classification
	At December 31, 2007		At December 31, 2006
	Current Assets	Investment	Current Assets	Investment
Collections related to Transition Bonds used only to service debt and pay expenses (includes over-collateralization subaccount of $2,005,591, —, $1,466,651 and —)	$56,394,287	$—	$54,628,619	$—
Funds for payment of fees associated with Transition Bonds (Indenture Trustee reserve account)	—	10,030,476	—	10,040,769
Reserve for shortfalls of Transition Bond charges (capital subaccount)	—	6,515,610	—	6,532,246

Total	$56,394,287	$16,546,086	$54,628,619	$16,573,015

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A(T).	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect as of December 31, 2007. Based on the evaluation performed, the Company’s management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective.

There have been no changes in the Company’s internal controls over financial reporting that have occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Deloitte & Touche LLP has been the independent auditor for Oncor since the Merger as well as prior to the Merger as a subsidiary of TXU Corp. (the predecessor of EFH Corp.).

The board of directors of Oncor established an Audit Committee in December 2007 and appointed the Committee members in February 2008. Accordingly, during 2007 the Oncor board of directors had no operational Audit Committee of its own, but relied upon the Audit Committee of the board of directors of EFH Corp. In February 2008, and effective beginning in 2008, the Oncor Audit Committee adopted a policy relating to the engagement of its independent auditor. This policy is substantially the same policy followed by the EFH Corp. Audit Committee in 2007 with the exception of the standards of conduct that were added to ensure a common understanding regarding pertinent “separateness undertakings” included in Oncor’s Limited Liability Company Agreement.

The policy provides that in addition to the audit of the financial statements, related quarterly reviews and other audit services, and providing services necessary to complete SEC filings, Oncor’s independent auditor may be engaged to provide non-audit services as described herein. Prior to engagement, all services to be rendered by the independent auditor must be authorized by the Audit Committee in accordance with pre-approval procedures which are defined in the policy. The preapproval procedures require:

1.	the annual review and preapproval by the Audit Committee of all anticipated audit and non-audit services; and

2.	the quarterly pre-approval by the Audit Committee of services, if any, not previously approved and the review of the status of previously approved services.

The Audit Committee may also approve certain on-going non-audit services not previously approved in the limited circumstances provided for in the SEC rules. All services performed in 2007 by Deloitte & Touche LLP, the member firms of Deloitte & Touche Tohmatsu and their respective affiliates (Deloitte & Touche) were preapproved.

The policy defines those non-audit services which Oncor’s independent auditor may also be engaged to provide as follows:

1.	Audit related services, including:

a.	due diligence, accounting consultations and audits related to mergers, acquisitions and divestitures;

b.	employee benefit plan audits;

c.	accounting and financial reporting standards consultation, and

d.	internal control reviews.

2.	Tax related services, including:

a.	tax compliance;

b.	general tax consultation and planning, and

c.	tax advice related to mergers, acquisitions, and divestitures.

3.	Other services, including:

a.	process improvement, review and assurance;

b.	litigation and rate case assistance;

c.	general research;

d.	forensic and investigative services, and

e.	training services.

The policy prohibits Oncor from engaging its independent auditor to provide:

1.	bookkeeping or other services related to Oncor’s accounting records or financial statements;

2.	financial information systems design and implementation services;

3.	appraisal or valuation services, fairness opinions, or contribution in-kind reports;

4.	actuarial services;

5.	internal audit outsourcing services;

6.	management or human resources functions;

7.	broker-dealer, investment advisor, or investment banking services;

8.	legal and expert services unrelated to the audit, and

9.	any other service that the Public Company Accounting Oversight Board determines, by regulation, to be impermissible.

In addition, the policy prohibits Oncor’s independent auditor from providing tax or financial planning advice to any officer of Oncor.

The policy also contains the following standard of conduct for Oncor’s independent auditor related to staffing and conducting its annual audit:

1.	no member performing the audit of Oncor’s financial statements will be under the direction of the lead member of such firm conducting the financial statement audit work for EFH Corp.;

2.	the audit team will reach its own conclusions as to the sufficiency and adequacy of the audit procedures necessary to conduct the audit;

3.	the audit team accepts the sole responsibility for the opinion on Oncor’s financial statements;

4.	the audit team may use other EFH Corp. auditors as a service provider;

5.	the audit team may consider the Sarbanes-Oxley Act compliance audit team as a service provider;

6.	the audit team may consider the tax compliance audit team as a service provider;

7.	the audit team is not prohibited from sharing the results of its audit procedures or conclusions with the EFH Corp. audit team so that an opinion on the consolidated financial statements can be rendered;

8.	Oncor’s independent auditor shall be bound by the professional standards and the Rules for the Accounting Profession of the Texas State Board of Public Accountancy regarding confidentiality of client information;

9.	the audit team will have a separate engagement letter with the Audit Committee and will render separate billings for audit work pursuant to such contract directly to a designated Oncor employee, and

10.	the audit team will address its reports to Oncor’s Audit Committee, board of directors and/or management as appropriate.

Compliance with the Audit Committee’s policy relating to the engagement of Deloitte & Touche is monitored on behalf of the Audit Committee by Oncor’s chief internal audit executive. Reports from Deloitte & Touche and the chief internal audit executive describing the services provided by the firm and fees for such services are provided to the Audit Committee no less often than quarterly.

For the years ended December 31, 2007 and 2006, fees billed to the Company by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates were as follows:

	2007	2006
Audit Fees. Fees for services necessary to perform the annual audit, review SEC filings, fulfill statutory and other attest service requirements and provide comfort letters and consents	$158,000	$114,000

Audit-Related Fees. Fees for services including employee benefit plan audits, due diligence related to mergers, acquisitions and divestitures, accounting consultations and audits in connection with acquisitions, internal control reviews, attest services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards	—	—

Tax Fees. Fees for tax compliance, tax planning, and tax advice related to mergers and acquisitions, divestitures, and communications with and requests for rulings from taxing authorities	—	—

All Other Fees. Fees for services including process improvement reviews, forensic accounting reviews, litigation and rate case assistance	—	—

Total	$158,000	$114,000

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The financial statements’ schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

Oncor Electric Delivery Transition Bond Company LLC Exhibits to 2007 Form 10-K

Exhibits	Previously Filed* With File Number	As Exhibit
3(i)	Articles of Incorporation.

3(a)	333-91935 (Form 8-K filed August 28, 2003)	4(b)	—	Amended and Restated Certificate of Formation dated as of August 11, 2003.

3(ii)	By-laws

3(b)	333-91935 (Form 8-K filed August 28, 2003)	4(a)	—	Amended and Restated Limited Liability Company Agreement dated as of August 21, 2003.

4	Instruments defining the rights of security holders.

4(a)	333-91935 (Form 8-K filed August 28, 2003)	4(c)	—	Indenture dated as of August 21, 2003.

4(b)	333-91935 (Form 8-K filed August 28, 2003)	4(d)	—	Series 2003-1 Supplement dated as of August 21, 2003.

4(c)	333-91935 (Form 8-K filed June 14, 2004)	4	—	Series 2004-1 Supplement dated as of June 7, 2004.

10	Material Contracts.

10(a)	333-91935 (Form 8-K filed August 28, 2003)	10(a)	—	Series 2003-1 Transition Property Purchase and Sale Agreement dated as of August 21, 2003.

10(b)	333-91935 (Form 8-K filed August 28, 2003)	10(b)	—	Series 2003-1 Transition Property Servicing Agreement dated as of August 21, 2003.

10(c)	333-91935 (Form 8-K filed June 14, 2004)	10(a)	—	Series 2004-1 Transition Property Purchase and Sale Agreement dated as of June 7, 2004.

10(d)	333-91935 (Form 8-K filed June 14, 2004)	10(b)	—	Series 2004-1 Transition Property Servicing Agreement dated as of June 7, 2004.

10(e)	333-91935 (Form 8-K filed August 28, 2003)	10(c)	—	Administration Agreement dated as of August 21, 2003.

Exhibits	Previously Filed* With File Number	As Exhibit
10(f)	333-91935 (Form 8-K filed August 28, 2003)	10(d)	—	Intercreditor Agreement dated as of August 21, 2003.

(23)	Consent of Experts.

23			—	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm for Oncor Electric Delivery Transition Bond Company LLC.

(31)	Rule 13a – 14(a)/15d – 14(a) Certifications.

31			—	Certification of David M. Davis, principal financial officer of Oncor Electric Delivery Transition Bond Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits.

99(a)(1)			—	Monthly Servicer Report (Series 2004-1 for October 2007)

99(a)(2)			—	Monthly Servicer Report (Series 2004-1 for November 2007)

99(a)(3)			—	Monthly Servicer Report (Series 2004-1 for December 2007)

99(a)(4)			—	Monthly Servicer Report (Series 2003-1 for October 2007)

99(a)(5)			—	Monthly Servicer Report (Series 2003-1 for November 2007)

99(a)(6)			—	Monthly Servicer Report (Series 2003-1 for December 2007)

99(b)			—	Statement of Collection Account Balances as of December 31, 2007

99(c)			—	A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order.

99(e)(1)			—	Statement of Outstanding Bond Balances Series 2003-1

99(e)(2)			—	Statement of Outstanding Bond Balances Series 2004-1

99(f)			—	Semi-Annual Servicer’s Certificate October 2007

*	Incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Oncor Electric Delivery Transition Bond Company LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

Date: March 31, 2008

	By	/s/ Robert S. Shapard
(Robert S. Shapard, as Chairman and Chief Executive of Oncor Electric Delivery Company LLC, the Servicer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Oncor Electric Delivery Transition Bond Company LLC and in the capacities and on the date indicated.

Signature	Title	Date

/s/ ROBERT S. SHAPARD (Robert S. Shapard, Chairman of the Board and Chief Executive)	Principal Executive Officer and Manager	March 31, 2008

/s/ DAVID M. DAVIS (David M. Davis, Vice President and Chief Financial Officer)	Principal Financial Officer	March 31, 2008

/s/ RICHARD C. HAYS (Richard C. Hays, Controller of Oncor Electric Delivery Company LLC, the Servicer)	Principal Accounting Officer	March 31, 2008

/s/ DON J. CLEVENGER (Don J. Clevenger)	Manager	March 31, 2008