Form 10-Q
period 2008-03-31
ONCOR ELECTRIC DELIVERY TRANSITION BOND CO LLC
filed 2008-05-15
CIK 1100179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

— OR —

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-91935

Oncor Electric Delivery Transition Bond Company LLC

(Exact Name of Registrant as Specified in its Charter)

Delaware	75-2851358
(State of Organization)	(I.R.S. Employer Identification No.)

1601 Bryan Street, Dallas, TX 75201	(214) 486-2000
(Address of Principal Executive Offices) (Zip Code)	(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-Accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 12, 2008, all outstanding membership interests in Oncor Electric Delivery Transition Bond Company LLC were held by Oncor Electric Delivery Company LLC.

Oncor Electric Delivery Transition Bond Company LLC meets the conditions set forth in General Instructions (H) (1) (a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format.

Oncor Electric Delivery Transition Bond Company LLC’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are made available to the public, free of charge, on the Oncor Electric Delivery Company LLC website at http://www.oncor.com, as soon as reasonably practicable after they have been filed with or furnished to the Securities and Exchange Commission. Oncor Electric Delivery Transition Bond Company LLC will provide copies of current reports not posted on the website upon request. The information on Oncor Electric Delivery Company LLC’s website shall not be deemed a part of, or incorporated by reference into, this report on Form 10-Q.

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2003 Bonds	Refers collectively to the four series of securitization bonds issued in August 2003.

2004 Bonds	Refers collectively to the three series of securitization bonds issued in June 2004.

2007 Form 10-K	Oncor Electric Delivery Transition Bond Company LLC’s Annual Report on Form 10-K for the year ended December 31, 2007

Company	Oncor Electric Delivery Transition Bond Company LLC, a wholly-owned bankruptcy remote financing subsidiary of Oncor

EFC Holdings	Refers to Energy Future Competitive Holdings Company, a subsidiary of EFH Corp. and the parent of TCEH.

EFH Corp.	Refers to Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context.

ERCOT	Electric Reliability Council of Texas, the independent system operator and the regional coordinator of the various electricity systems within Texas

Financing Order	The financing order issued by the PUCT on August 5, 2002 to Oncor, its successors and assignees that provide transmission and distribution service

GAAP	generally accepted accounting principles

Indenture	The agreement (dated as of August 21, 2003 as appended) between the Company, as issuer, and the Indenture Trustee, which describes the governing terms of, and secures payment of, the Transition Bonds

Indenture Trustee	The Bank of New York, a New York banking corporation

Intermediate Holding	Refers to Energy Future Intermediate Holding Company LLC, a wholly-owned subsidiary of EFH Corp. that owns 100% of Oncor Holdings.

Luminant	Refers to wholly-owned subsidiaries of TCEH engaged in competitive market activities consisting of electricity generation, development and construction of new generation facilities, wholesale energy sales and purchases as well as commodity risk management and trading activities, all largely in Texas.

Merger	The transaction referred to in "Merger Agreement" (defined immediately below) that was completed on October 10, 2007.

Merger Agreement	Agreement and Plan of Merger, dated February 25, 2007, under which Texas Holdings agreed to acquire TXU Corp. (now EFH Corp.)

ii

Oncor	Refers to Oncor Electric Delivery Company LLC, a wholly-owned subsidiary of Oncor Holdings, and/or its consolidated bankruptcy-remote financing subsidiary, Oncor Electric Delivery Transition Bond Company LLC, depending on context. This Form 10-Q and other SEC filings of Oncor and its subsidiaries occasionally make references to Oncor when describing actions, rights or obligations of its subsidiary. These references reflect the fact that the subsidiary is consolidated with Oncor for financial reporting purposes. However, these references should not be interpreted to imply that Oncor is actually undertaking the action or has the rights or obligations of its subsidiary or that the subsidiary company is undertaking an action or has the rights or obligations of its parent company or of any other affiliate.

Oncor Holdings	Refers to Oncor Electric Delivery Holdings Company LLC, a wholly-owned subsidiary of Intermediate Holding and the parent of Oncor.

Oncor Ring-Fenced Entities	Refers to Oncor Holdings and its direct and indirect subsidiaries.

PUCT	Public Utility Commission of Texas

REP	retail electric provider

SEC	US Securities and Exchange Commission

Sponsor Group	Collectively, the investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P., TPG Capital, L.P. and GS Capital Partners, an affiliate of Goldman Sachs & Co.

TCEH	Refers to Texas Competitive Electric Holdings Company LLC, a direct subsidiary of EFC Holdings and an indirect subsidiary of EFH Corp., and/or its subsidiaries, depending on context

Texas Holdings	Refers to Texas Energy Future Holdings Limited Partnership, a Delaware limited partnership controlled by the Sponsor Group, which is the parent of EFH Corp.

Texas Holdings Group	Refers to Texas Holdings and its direct and indirect subsidiaries other than the Oncor Ring-Fenced Entities.

Transition Bonds	Refers collectively to the 2003 Bonds and the 2004 Bonds.

TXU Energy	Refers to TXU Energy Retail Company LLC, a subsidiary of TCEH engaged in the retail sale of electricity to residential and business customers. TXU Energy is a REP in competitive areas of ERCOT.

US	United States of America

iii

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Operating revenues:
Transition charge revenues	$34,021,225	$36,745,368
Investment income	346,324	779,816

Total operating revenues	34,367,549	37,525,184
Operating expenses:
Interest expense	11,759,482	12,643,105
Amortization of transition property	23,770,784	22,912,961
Over (under)-recovery of transition charges	(1,477,750)	1,581,355
Servicing fees, administrative and general expenses	207,472	207,472

Total operating expenses	34,259,988	37,344,893

Net income	$107,561	$180,291

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows – operating activities:
Net income	$107,561	$180,291
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of transition property	23,770,784	22,912,961
Over (under)-recovery of transition charges	(1,477,750)	1,581,355
Changes in operating assets	715,104	(1,291,826)
Changes in operating liabilities	2,786,031	3,323,871

Cash provided by operating activities	25,901,730	26,706,652

Cash flows – financing activities:
Repayment of debt	(22,152,926)	(21,333,128)
Distribution paid to parent	(320,269)	(180,099)

Cash used in financing activities	(22,473,195)	(21,513,227)

Cash flows – investing activities:
Change in restricted funds	(3,624,050)	(5,193,425)

Cash used in investing activities	(3,624,050)	(5,193,425)

Net change in cash and cash equivalents	(195,515)	—
Cash and cash equivalents, beginning of period	196,515	1,000

Cash and cash equivalents, end of period	$1,000	$1,000

Supplemental cash flow disclosures:
Cash interest payments	$9,013,004	$9,697,053

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$1,000	$196,515
Restricted cash (Note 5)	60,047,739	56,394,287
Accounts receivable – affiliate	11,273	—
Transition charge receivable:
Affiliates	9,073,221	9,564,885
All other	11,199,267	11,433,980

Total current assets	80,332,500	77,589,667
Investments:
Restricted funds held in trust (Note 5)	16,516,684	16,546,086
Transition property, net of accumulated amortization of $359,383,869 and $335,613,085	930,393,131	954,163,915

Total assets	$1,027,242,315	$1,048,299,668

LIABILITIES AND MEMBER'S INTEREST
Current liabilities:
Long-term debt due currently	$100,167,871	$99,433,390
Accounts payable—affiliate	216,789	265,240
Accrued interest	13,188,519	10,442,041
Other current liabilities	9,428,425	9,340,421

Total current liabilities	123,001,604	119,481,092
Transition bonds (Note 3)	855,465,238	878,352,645
Regulatory liability	32,312,305	33,790,055

Total liabilities	1,010,779,147	1,031,623,792
Member’s interest (Note 4)	16,463,168	16,675,876

Total liabilities and member's interest	$1,027,242,315	$1,048,299,668

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

As part of the Merger, EFH Corp. and Oncor implemented certain structural and operational "ring-fencing" measures based on commitments made by Texas Holdings and Oncor to the PUCT that are intended to further separate Oncor from Texas Holdings and its other subsidiaries. The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of the Texas Holdings Group, including TXU Energy and Luminant, and none of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or other obligations of any member of the Texas Holdings Group. These measures also serve to mitigate Oncor’s credit exposure to those entities. Moreover, the cash flows of the Oncor Ring-Fenced Entities and their results of operations are separate from those of the Texas Holdings Group. Additional measures to enhance Oncor’s separateness are discussed in the 2007 Form 10-K.

Basis of Presentation — The condensed financial statements of the Company have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in its 2007 Form 10-K. All adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the condensed interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in the 2007 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year.

Use of Estimates

The preparation of the Company’s financial statements requires management to make estimates and assumptions about future events that affect the reporting and disclosure of assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense. In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. No material adjustments, other than those disclosed elsewhere herein, were made to previous estimates or assumptions during the current year.

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

Pursuant to administration and servicing agreements between the Company and Oncor, Oncor furnishes to the Company, at a fixed fee per year, billing, payment processing, collection, accounting, clerical, secretarial and other administrative services, which are reflected as administrative and general expenses in the income statement. The Company’s expense for servicing and administration activities performed by Oncor totaled $206,472 for both the three months ended March 31, 2008 and 2007.

Transition charges billed to the REP subsidiaries of TCEH, which are included in operating revenues, totaled $14,439,927 and $16,564,241 for the three months ended March 31, 2008 and 2007, respectively. The balance of the transition charge receivable due from the REP subsidiaries of TCEH totaled $9,073,221 at March 31, 2008 and $9,564,885 at December 31, 2007.

Oncor, as servicer of the Transition Bonds, collects security deposits from REPs for payment of the REPs’ transition charges and remits these amounts to the Company. Amounts outstanding from Oncor totaled $11,273 at March 31, 2008 and zero at December 31, 2007. Oncor reviews the security amount for the REPs quarterly and requests increases when required.

Also see discussion in Note 4 regarding cash distributions.

3.	FINANCING ARRANGEMENTS

Long-term debt — At March 31, 2008 and December 31, 2007, the Company’s long-term debt consisted of the following:

	March 31, 2008	December 31, 2007
4.030% Fixed Series 2003 Bonds due in semi-annual installments through February 15, 2010	$70,452,767	$92,605,693
4.950% Fixed Series 2003 Bonds due in semi-annual installments through February 15, 2013	130,000,000	130,000,000
5.420% Fixed Series 2003 Bonds due in semi-annual installments through August 15, 2015 Series	145,000,000	145,000,000
3.520% Fixed Series 2004 Bonds due in semi-annual installments through November 15, 2009	99,403,342	99,403,342
4.810% Fixed Series 2004 Bonds due in semi-annual installments through November 15, 2012	221,000,000	221,000,000
5.290% Fixed Series 2004 Bonds due in semi-annual installments through May 15, 2016	289,777,000	289,777,000

Total	955,633,109	977,786,035

Less amount due currently	100,167,871	99,433,390

Total long-term debt	$855,465,238	$878,352,645

The transition property sold to the Company, as well as restricted cash of $6,503,401 in the capital subaccount at March 31, 2008, are pledged as collateral for the Transition Bonds. Collections of transition charges will be used to pay the principal, interest and associated costs of the Transition Bonds. The Company is required to maintain restricted cash pledged as collateral for the Transition Bonds in an amount equal to 0.50% of the initial aggregate principal amount of Transition Bonds outstanding. Should the transition charges collected through the specified payment dates listed above not provide adequate funds to make the scheduled payments of principal, the transition charges can continue to be collected for approximately two years before the Transition Bonds go into default for nonpayment of principal.

Financial Covenants — The terms of the Indenture contain financial covenants that require maintenance of specified collateral deposits in proportion to the aggregate principal amount of the Transition Bonds outstanding. As of March 31, 2008, the Company was in compliance with such covenants.

4.	MEMBER’S INTEREST

The Company receives interest income with respect to the Indenture Trustee reserve account and capital subaccounts. Cash distributions to Oncor, the amounts of which represent interest income released by the Indenture Trustee, totaled $320,269 in the three month period ended March 31, 2008. The distributions are recorded as a reduction in Member’s Interest.

The following table presents the changes in Member’s Interest for the three months ended March 31, 2008:

Total Member’s Interest
Balance at December 31, 2007	$16,675,876
Distributions paid to parent	(320,269)
Net income	107,561

Balance at March 31, 2008	$16,463,168

5.	RESTRICTED CASH

	Balance Sheet Classification
	At March 31, 2008		At December 31, 2007
	Current Assets	Investment	Current Assets	Investment
Collections related to Transition Bonds used only to service debt and pay expenses (includes over-collateralization subaccount of $2,104,792, $—, $2,005,591 and $—)	$60,047,739	$—	$56,394,287	$—
Funds for payment of fees associated with Transition Bonds (Indenture Trustee reserve account)	—	10,013,283	—	10,030,476
Reserve for shortfalls of Transition Bond charges (capital subaccount)	—	6,503,401	—	6,515,610

Total	$60,047,739	$16,516,684	$56,394,287	$16,546,086

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of

Oncor Electric Delivery Transition Bond Company LLC:

We have reviewed the accompanying condensed balance sheet of Oncor Electric Delivery Transition Bond Company LLC (the “Company”) as of March 31, 2008, and the related condensed statements of income and cash flows for the three-month periods ended March 31, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of the Company as of December 31, 2007, and the related statements of income, member’s interest and cash flows for the year then ended (not presented herein), and in our report dated March 31, 2008, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2007 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Dallas, Texas
May 15, 2008

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

With the closing of the Merger on October 10, 2007, EFH Corp. became a subsidiary of Texas Holdings, which is controlled by the Sponsor Group. In connection with the Merger, Oncor was converted from a Texas corporation to a Delaware limited liability company.

As part of the Merger, EFH Corp. and Oncor implemented certain structural and operational "ring-fencing" measures based on commitments made by Texas Holdings and Oncor to the PUCT that are intended to further separate Oncor from Texas Holdings and its other subsidiaries. The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of the Texas Holdings Group, including TXU Energy and Luminant, and none of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or other obligations of any member of the Texas Holdings Group. These measures also serve to mitigate Oncor’s credit exposure to those entities. Moreover, the cash flows of the Oncor Ring-Fenced Entities and their results of operations are separate from those of the Texas Holdings Group. Additional measures to enhance Oncor’s separateness are discussed in the 2007 Form 10-K.

RESULTS OF OPERATIONS

Operating revenue decreased $3,157,635, or 8%, to $34,367,549 for the three months ended March 31, 2008.

Operating Revenues

	Three Months Ended March 31,
	2008	2007
Transition charge revenues	$34,021,225	$36,745,368
Investment income	346,324	779,816

Total operating revenues	$34,367,549	$37,525,184

•

Transition charge revenues decreased $2,724,143 to $34,021,225 for the three month period ended March 31, 2008, driven by a decrease in the transition charge tariff, reflecting the May 2007 and August 2007 annual true-up adjustments (see Note 1 to Financial Statements).

•

Investment income decreased $433,492 to $346,324 for the three months ended March 31, 2008 primarily due to lower interest rates. Investment income represents earnings on restricted cash balances. The restricted cash is invested in short-term US government securities.

Interest expense decreased $883,623 to $11,759,482 for the three months ended March 31, 2008, reflecting scheduled principal payments on the Transition Bonds.

Amortization of transition property increased $857,823 to $23,770,784 for the three months ended March 31, 2008 reflecting increased principal payments on the Transition Bonds.

The Company recorded a decrease to expense for the under-recovery of transition charges of $1,477,750 for the three months ended March 31, 2008 and an increase to expense for the over-recovery of transition charges of $1,581,355 in the three months ended March 31, 2007. See discussion under “Over/under-recovery of transition charges” in Note 1 to the Financial Statements.

Net income totaled $107,561 and $180,291 for the three months ended March 31, 2008 and 2007, respectively. Net income includes interest earned on the Indenture Trustee reserve account and capital subaccounts, which the Company expects to periodically distribute to Oncor as released by the Indenture Trustee. See Note 4 to the Financial Statements.

FINANCIAL CONDITION

Cash Flows — Cash flows provided by operating activities decreased $804,922, or 3%, to $25,901,730 for the three months ended March 31, 2008 driven by lower transition charge revenues reflecting the May 2007 and August 2007 annual true-up adjustments, net of a related reduction in transition charge receivable reflected in “changes in operating assets”.

Financing activities used cash flows of $22,473,195 and $21,513,227 for the three months ended March 31, 2008 and 2007, respectively, representing scheduled principal payments on the Transition Bonds and distributions to parent of interest income earned on the Indenture Trustee reserve account and capital subaccount.

Cash flows used in investing activities totaled $3,624,050 and $5,193,425 for the three month periods ended March 31, 2008 and 2007, respectively. The change in investing activity represents changes in the balances of restricted cash accounts.

As discussed in Note 1 to the Financial Statements, Oncor, as servicer, files for increases or decreases (true-ups) in transition charges with the PUCT to ensure sufficient funds will be collected during the following period to meet scheduled payments on the Transition Bonds and to maintain the capital and over-collateralization subaccounts at the required levels. The latest filings of the annual true-ups for the Transition Bonds were in May 2008 and August 2007. Based on the approved transition charges and current forecast of customer usage, the Company expects that revenues collected will be sufficient to make the scheduled payments.

As of March 31, 2008, restricted cash included the balance in the capital subaccount of $2,507,905 compared to the required level of $2,500,000 for the 2003 Bonds and $3,995,496 compared to the required level of $3,948,885 for the 2004 Bonds. Additionally, as of March 31, 2008, the balance in the over-collateralization subaccount for the 2003 Bonds was $940,178, compared to the required level of $833,332, and for the 2004 Bonds was $1,164,614, compared to the required level of $1,151,759. There are no penalties as a result of being above or below the required levels in the capital and over-collateralization subaccounts. Any future shortfalls in the subaccounts for either series of Transition Bonds would be addressed in future true-up filings.

Member’s Interest — A cash distribution to Oncor in the amount of $195,515 was declared on January 3, 2008 and paid on January 10, 2008. A cash distribution to Oncor in the amount of $124,754 was declared and paid on March 27, 2008. The distributions represent interest income released by the Indenture Trustee and were recorded as a reduction in Member’s Interest.

FINANCING ACTIVITIES

The Company’s financing needs are limited to issuance of the Transition Bonds. There is no provision to allow for any other borrowings.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — The terms of the Indenture contain financial covenants that require maintenance of specified collateral deposits in proportion to the aggregate principal amount of the Transition Bonds outstanding. As of March 31, 2008, the Company was in compliance with such covenants.

CHANGES IN ACCOUNTING STANDARDS

There have been no recently issued accounting standards effective after March 31, 2008 that are expected to materially impact the Company.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by the Company contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to the risks discussed under “Risk Factors” in the 2007 Form 10-K and the following important factors, among others that could cause the actual results of the Company to differ materially from those projected in such forward-looking statements:

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

ITEM 4T.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect as of the end of the current period including in this quarterly report. Based on the evaluation performed, the Company’s management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective. During the most recent fiscal quarter covered by this quarterly report, there has been no change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Required Item	Filed as Exhibit or Furnished on Website
Monthly servicer report (Series 2004-1 for January 2008)	Exhibit 99 (a)(1)
Monthly servicer report (Series 2004-1 for February 2008)	Exhibit 99 (a)(2)
Monthly servicer report (Series 2004-1 for March 2008)	Exhibit 99 (a)(3)
Monthly servicer report (Series 2003-1 for January 2008)	Exhibit 99 (a)(4)
Monthly servicer report (Series 2003-1 for February 2008)	Exhibit 99 (a)(5)
Monthly servicer report (Series 2003-1 for March 2008)	Exhibit 99 (a)(6)

Statement of Collection Account Balances as of March 31, 2008	Exhibit 99 (b)

A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order.

Exhibit 99 (c)

Statement of Outstanding Bond Balances Series 2003-1	Exhibit 99 (e)(1)
Statement of Outstanding Bond Balances Series 2004-1	Exhibit 99 (e)(2)
Semi Annual Servicer’s Certificate (Series 2003-1 for February 2008)	Exhibit 99 (f)

Item 1A.	RISK FACTORS

There have been no significant changes in risk factors of the Company since December 31, 2007 as disclosed in the 2007 Form 10-K.

ITEM 5.	OTHER INFORMATION

In response to a comment letter that the Company has received from the SEC, the Company expects to file an amendment to each of its Annual Reports on Forms 10-K for the years ended December 31, 2006 and December 31, 2007 (the “Annual Reports”) to include a certification prescribed by the SEC’s February 21, 2003 Revised Statement: Compliance by Asset-Backed Issuers with Exchange Act Rules 13a-14 and 15d-14. This certification requires that the Company certify that the Annual Reports disclose all significant deficiencies relating to Oncor’s compliance, as servicer, with the minimum servicing standards set forth in the servicing agreement. The certification is based upon a report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure. The Company’s independent public registered accounting firm is currently conducting the procedures that would be necessary for the Company to provide the applicable certification. The Company expects that these procedures will be concluded in the second quarter of 2008 and that an amendment to each Annual Report will be filed promptly thereafter.

ITEM 6.	EXHIBITS

(a)	Exhibits:

Exhibits	Previously Filed With File Number*	As Exhibit
(15)	Letter re: Unaudited Financial Information

15		—	Letter from independent registered accounting firm as to unaudited interim financial information.

(99)	Additional Exhibits

99(a)(1)		—	Monthly Servicer Report (Series 2004-1 for January 2008)

99(a)(2)		—	Monthly Servicer Report (Series 2004-1 for February 2008)

99(a)(3)		—	Monthly Servicer Report (Series 2004-1 for March 2008)

99(a)(4)		—	Monthly Servicer Report (Series 2003-1 for January 2008)

99(a)(5)		—	Monthly Servicer Report (Series 2003-1 for February 2008)

99(a)(6)		—	Monthly Servicer Report (Series 2003-1 for March 2008)

99(b)		—	Statement of Collection Account Balances as of March 31, 2008

99(c)		—	A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order; (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order.

99(e)(1)		—	Statement of Outstanding Bond Balances Series 2003-1

99(e)(2)		—	Statement of Outstanding Bond Balances Series 2004-1

99(f)		—	Semi-Annual Servicer’s Certificate (Series 2003-1 for February 2008)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

By	/s/ David M. Davis
David M. Davis
Vice President and Chief Financial Officer

Date: May 15, 2008