Form 10-Q
period 2008-06-30
ONCOR ELECTRIC DELIVERY TRANSITION BOND CO LLC
filed 2008-08-14
CIK 1100179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

— OR —

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-91935

Oncor Electric Delivery Transition Bond Company LLC

(Exact Name of Registrant as Specified in its Charter)

Delaware	75-2851358
(State of organization)	(I.R.S. Employer Identification No.)

1601 Bryan Street, Dallas, TX 75201	(214) 486-2000
(Address of Principal Executive Offices)	(Registrant’s telephone number)

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

As of August 14, 2008, all outstanding membership interests in Oncor Electric Delivery Transition Bond Company LLC were held by Oncor Electric Delivery Company LLC.

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

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2003 Bonds	Refers collectively to the four series of securitization bonds issued in August 2003.

2004 Bonds	Refers collectively to the three series of securitization bonds issued in June 2004.

2007 Form 10-K	Oncor Electric Delivery Transition Bond Company LLC’s Annual Report on Form 10-K for the year ended December 31, 2007

Company	Oncor Electric Delivery Transition Bond Company LLC, a wholly-owned bankruptcy remote financing subsidiary of Oncor

EFC Holdings	Refers to Energy Future Competitive Holdings Company, a subsidiary of EFH Corp. and the parent of TCEH.

EFH Corp.	Refers to Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context.

ERCOT	Electric Reliability Council of Texas, the independent system operator and the regional coordinator of various electricity systems within Texas

Financing Order	The financing order issued by the PUCT on August 5, 2002 to Oncor, its successors and assignees that provide transmission and distribution service

GAAP	generally accepted accounting principles

Indenture	The agreement (dated as of August 21, 2003 as appended) between the Company, as issuer, and the Indenture Trustee, which describes the governing terms of, and secures payment of, the Transition Bonds

Indenture Trustee	The Bank of New York, a New York banking corporation

Intermediate Holding	Refers to Energy Future Intermediate Holding Company LLC, a wholly-owned subsidiary of EFH Corp. that owns 100% of Oncor Holdings.

Luminant	Refers to wholly-owned subsidiaries of TCEH engaged in competitive market activities consisting of electricity generation, development and construction of new generation facilities, wholesale energy sales and purchases as well as commodity risk management and trading activities, all largely in Texas.

Merger	The transaction referred to in “Merger Agreement” (defined immediately below) that was completed on October 10, 2007.

Merger Agreement	Agreement and Plan of Merger, dated February 25, 2007, under which Texas Holdings agreed to acquire TXU Corp. (now EFH Corp.)

ii

Oncor	Refers to Oncor Electric Delivery Company LLC, a wholly-owned subsidiary of Oncor Holdings, and/or its consolidated bankruptcy-remote financing subsidiary, Oncor Electric Delivery Transition Bond Company LLC, depending on context. This Form 10-Q and other SEC filings of Oncor and its subsidiaries occasionally make references to Oncor when describing actions, rights or obligations of its subsidiary. These references reflect the fact that the subsidiary is consolidated with Oncor for financial reporting purposes. However, these references should not be interpreted to imply that Oncor is actually undertaking the action or has the rights or obligations of its subsidiary or that the subsidiary company is undertaking an action or has the rights or obligations of its parent company or of any other affiliate.

Oncor Holdings	Refers to Oncor Electric Delivery Holdings Company LLC, a wholly-owned subsidiary of Intermediate Holding and the parent of Oncor.

Oncor Ring-Fenced Entities	Refers to Oncor Holdings and its direct and indirect subsidiaries.

PUCT	Public Utility Commission of Texas

REP	retail electric provider

SEC	US Securities and Exchange Commission

Sponsor Group	Collectively, the investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P., TPG Capital, L.P. and GS Capital Partners, an affiliate of Goldman Sachs & Co.

TCEH	Refers to Texas Competitive Electric Holdings Company LLC, a direct subsidiary of EFC Holdings and an indirect subsidiary of EFH Corp., and/or its subsidiaries, depending on context

Texas Holdings	Refers to Texas Energy Future Holdings Limited Partnership, a Delaware limited partnership controlled by the Sponsor Group, which is the parent of EFH Corp.

Texas Holdings Group	Refers to Texas Holdings and its direct and indirect subsidiaries other than the Oncor Ring-Fenced Entities.

Transition Bonds	Refers collectively to the 2003 Bonds and the 2004 Bonds.

TXU Energy	Refers to TXU Energy Retail Company LLC, a subsidiary of TCEH engaged in the retail sale of electricity to residential and business customers. TXU Energy is a REP in competitive areas of ERCOT.

US	United States of America

iii

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Operating revenues:
Transition charge revenues	$34,112,302	$33,539,521	$68,133,527	$70,284,889
Investment income	234,184	756,715	580,508	1,536,531

Total operating revenues	34,346,486	34,296,236	68,714,035	71,821,420
Operating expenses:
Interest expense	11,524,557	12,434,501	23,284,039	25,077,606
Amortization of transition property	23,537,820	22,849,084	47,308,604	45,762,045
Over (under)-recovery of transition charges	(1,011,357)	(1,409,933)	(2,489,107)	171,422
Servicing fees, administrative and general expenses	207,472	207,472	414,944	414,944

Total operating expenses	34,258,492	34,081,124	68,518,480	71,426,017

Net income	$87,994	$215,112	$195,555	$395,403

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows – operating activities:
Net income	$195,555	$395,403
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of transition property	47,308,604	45,762,045
Over (under)-recovery of transition charges	(2,489,107)	171,422
Changes in operating assets	(2,580,284)	(1,255,246)
Changes in operating liabilities	(328,770)	1,082,888

Cash provided by operating activities	42,105,998	46,156,512

Cash flows – financing activities:
Repayment of debt	(50,182,623)	(48,402,044)
Distribution paid to parent	(409,825)	(397,159)

Cash used in financing activities	(50,592,448)	(48,799,203)

Cash flows – investing activities:
Change in restricted funds	8,290,935	2,642,691

Cash provided by investing activities	8,290,935	2,642,691

Net change in cash and cash equivalents	(195,515)	—
Cash and cash equivalents, beginning of period	196,515	1,000

Cash and cash equivalents, end of period	$1,000	$1,000

Supplemental cash flow disclosures:
Cash interest payments	$23,742,156	$25,465,212

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$1,000	$196,515
Restricted cash (Note 5)	48,160,672	56,394,287
Transition charge receivable:
Affiliates	10,609,693	9,564,885
All other	12,969,456	11,433,980

Total current assets	71,740,821	77,589,667
Investments:
Restricted funds held in trust (Note 5)	16,488,766	16,546,086
Transition property, net of accumulated amortization of $382,921,689 and $335,613,085	906,855,311	954,163,915

Total assets	$995,084,898	$1,048,299,668

LIABILITIES AND MEMBER’S INTEREST
Current liabilities:
Long-term debt due currently	$100,808,972	$99,433,390
Accounts payable—affiliate	265,240	265,240
Accrued interest	9,983,924	10,442,041
Other current liabilities	9,469,768	9,340,421

Total current liabilities	120,527,904	119,481,092
Transition bonds (Note 3)	826,794,440	878,352,645
Regulatory liability	31,300,948	33,790,055

Total liabilities	978,623,292	1,031,623,792
Member’s interest (Note 4)	16,461,606	16,675,876

Total liabilities and member’s interest	$995,084,898	$1,048,299,668

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

Use of Estimates — The preparation of the Company’s financial statements requires management to make estimates and assumptions about future events that affect the reporting and disclosure of assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses. In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. No material adjustments, other than those disclosed elsewhere herein, were made to previous estimates or assumptions during the current year.

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

Pursuant to administration and servicing agreements between the Company and Oncor, Oncor furnishes to the Company, at a fixed fee per year, billing, payment processing, collection, accounting, clerical, secretarial and other administrative services, which are reflected as administrative and general expenses in the income statement. The Company’s expenses for servicing and administration activities performed by Oncor totaled $206,472 for both the three months ended June 30, 2008 and 2007 and $412,944 for both the six months ended June 30, 2008 and 2007.

Transition charges billed to the REP subsidiaries of TCEH, which are included in operating revenues, totaled $14,018,372 and $14,100,510 for the three months ended June 30, 2008 and 2007, respectively, and $28,458,299 and $30,664,751 for the six months ended June 30, 2008 and 2007, respectively. The balance of the transition charge receivable due from the REP subsidiaries of TCEH totaled $10,609,693 at June 30, 2008 and $9,564,885 at December 31, 2007.

Oncor, as servicer of the Transition Bonds, collects security deposits from REPs for payment of the REPs’ transition charges and remits these amounts to the Company. There were no amounts outstanding from Oncor at June 30, 2008 or December 31, 2007. Oncor reviews the security amount for the REPs quarterly and requests increases when required.

Also see discussion in Note 4 regarding cash distributions.

3.	FINANCING ARRANGEMENTS

Long-term debt — At June 30, 2008 and December 31, 2007, the Company’s long-term debt consisted of the following:

	June 30, 2008	December 31, 2007
4.030% Fixed Series 2003 Bonds due in semi-annual installments through February 15, 2010	$70,452,767	$92,605,693
4.950% Fixed Series 2003 Bonds due in semi-annual installments through February 15, 2013	130,000,000	130,000,000
5.420% Fixed Series 2003 Bonds due in semi-annual installments through August 15, 2015	145,000,000	145,000,000
3.520% Fixed Series 2004 Bonds due in semi-annual installments through November 15, 2009	71,373,645	99,403,342
4.810% Fixed Series 2004 Bonds due in semi-annual installments through November 15, 2012	221,000,000	221,000,000
5.290% Fixed Series 2004 Bonds due in semi-annual installments through May 15, 2016	289,777,000	289,777,000

Total	927,603,412	977,786,035

Less amount due currently	100,808,972	99,433,390

Total long-term debt	$826,794,440	$878,352,645

The transition property sold to the Company, as well as restricted cash of $6,477,045 in the capital subaccount at June 30, 2008, are pledged as collateral for the Transition Bonds. Collections of transition charges will be used to pay the principal, interest and associated costs of the Transition Bonds. The Company is required to maintain restricted cash pledged as collateral for the Transition Bonds in an amount equal to 0.50% of the initial aggregate principal amount of Transition Bonds outstanding. Should the transition charges collected through the specified payment dates listed above not provide adequate funds to make the scheduled payments of principal, the transition charges can continue to be collected for approximately two years before the Transition Bonds go into default for nonpayment of principal.

Financial Covenants — The terms of the Indenture contain financial covenants that require maintenance of specified collateral deposits in proportion to the aggregate principal amount of the Transition Bonds outstanding. As of June 30, 2008, the Company was in compliance with such covenants.

4.	MEMBER’S INTEREST

The Company receives interest income with respect to the Indenture Trustee reserve account and capital subaccounts. Cash distributions to Oncor, the amounts of which represent interest income released by the Indenture Trustee, totaled $89,556 and $409,825 in the three month and six month periods ended June 30, 2008. The distributions are recorded as a reduction in Member’s Interest.

The following table presents the changes in Member’s Interest for the six months ended June 30, 2008:

Total Member’s Interest
Balance at December 31, 2007	$16,675,876
Distributions paid to parent	(409,825)
Net income	195,555

Balance at June 30, 2008	$16,461,606

5.	RESTRICTED CASH

	Balance Sheet Classification
	At June 30, 2008		At December 31, 2007
	Current Assets	Investment	Current Assets	Investment
Collections related to Transition Bonds used only to service debt and pay expenses (includes over-collateralization subaccount of $2,263,404, $—, $2,005,591 and $—)	$48,160,672	$—	$56,394,287	$—
Funds for payment of fees associated with Transition Bonds (Indenture Trustee reserve account)	—	10,011,721	—	10,030,476
Reserve for shortfalls of Transition Bond charges (capital subaccount)	—	6,477,045	—	6,515,610

Total	$48,160,672	$16,488,766	$56,394,287	$16,546,086

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of

Oncor Electric Delivery Transition Bond Company LLC:

We have reviewed the accompanying condensed balance sheet of Oncor Electric Delivery Transition Bond Company LLC (the “Company”) as of June 30, 2008, and the related condensed statements of income for the three-month and six-month periods ended June 30, 2008 and 2007, and of cash flows for the six-month periods ended June 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

August 14, 2008

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

RESULTS OF OPERATIONS

Operating revenue increased $50,250, or less than 1%, to $34,346,486 for the three months ended June 30, 2008 and decreased $3,107,385, or 4%, to $68,714,035 for the six months ended June 30, 2008.

Operating Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Transition charge revenues	$34,112,302	$33,539,521	$68,133,527	$70,284,889
Investment income	234,184	756,715	580,508	1,536,531

Total operating revenues	$34,346,486	$34,296,236	$68,714,035	$71,821,420

•

Transition charge revenues increased $572,781 to $34,112,302 for the three months ended June 30, 2008 driven by higher delivered volumes due to warmer than normal weather in 2008 and cooler than normal weather in 2007, partially offset by a decrease in the transition charge tariff. Transition charge revenues decreased $2,151,362 to $68,133,527 for the six months ended June 30, 2008 driven by a decrease in the transition charge tariff reflecting the May and August 2007 and May 2008 annual true-up adjustments (see Note 1 to Financial Statements).

•

Investment income decreased $522,531 to $234,184 for the three months ended June 30, 2008 and $956,023 to $580,508 for the six months ended June 30, 2008 primarily due to lower interest rates. Investment income represents earnings on restricted cash balances. The restricted cash is invested in short-term US government securities.

Interest expense decreased $909,944 to $11,524,557 for the three months ended June 30, 2008 and $1,793,567 to $23,284,039 for the six months ended June 30, 2008 reflecting scheduled principal payments on the Transition Bonds.

Amortization of transition property increased $688,736 to $23,537,820 for the three months ended June 30, 2008 and $1,546,559 to $47,308,604 for the six months ended June 30, 2008 reflecting increased principal payments on the Transition Bonds.

The Company recorded a decrease to expense for the under-recovery of transition charges of $1,011,357 and $1,409,933 for the three months ended June 30, 2008 and 2007, respectively. The Company recorded a decrease to expense for the under-recovery of transition charges of $2,489,107 for the six months ended June 30, 2008 and an increase to expense for the over-recovery of transition charges of $171,422 in the six months ended June 30, 2007. See discussion under “Over/under-recovery of transition charges” in Note 1 to the Financial Statements.

Net income totaled $87,994 and $215,112 for the three months ended June 30, 2008 and 2007, respectively, and $195,555 and $395,403 for the six months ended June 30, 2008 and 2007, respectively. Net income includes interest earned on the Indenture Trustee reserve account and capital subaccounts, which the Company expects to periodically distribute to Oncor as released by the Indenture Trustee. See Note 4 to the Financial Statements.

FINANCIAL CONDITION

Cash Flows — Cash flows provided by operating activities decreased $4,050,514, or 9%, to $42,105,998 for the six months ended June 30, 2008 driven by:

•	lower transition charge revenues of $2,151,362 and the relative increase in transition charge receivables of $1,335,412, reflecting the May and August 2007 and May 2008 annual true-up adjustments;

•	a decrease of $956,023 in investment income primarily due to lower interest rates; and

•	the receipt of $1,341,146 more net customer deposits (reported in other current liabilities on the balance sheet) in the 2007 period,

somewhat offset by a $1,723,056 decrease in cash interest payments as a result of principal payments on the Transition Bonds.

Financing activities used cash flows of $50,592,448 and $48,799,203 for the six months ended June 30, 2008 and 2007, respectively, representing scheduled principal payments on the Transition Bonds and distributions to parent of interest income earned on the Indenture Trustee reserve account and capital subaccount.

Cash flows provided by investing activities totaled $8,290,935 and $2,642,691 for the six months ended June 30, 2008 and 2007, respectively. The change in investing activity represents changes in the balances of restricted cash accounts.

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

As of June 30, 2008, restricted cash included the balance in the capital subaccount of $2,517,869 compared to the required level of $2,500,000 for the 2003 Bonds and $3,959,176 compared to the required level of $3,948,885 for the 2004 Bonds. Additionally, as of June 30, 2008, the balance in the over-collateralization subaccount for the 2003 Bonds was $943,767, compared to the required level of $937,498, and for the 2004 Bonds was $1,319,637, compared to the required level of $1,316,296. There are no penalties as a result of being above or below the required levels in the capital and over-collateralization subaccounts. Any future shortfalls in the subaccounts for either series of Transition Bonds would be addressed in future true-up filings.

Member’s Interest — During 2008, the Company declared and paid the following cash distributions to Oncor.

Declaration Date	Payment Date	Amount
June 26, 2008	June 26, 2008	$ 89,556
March 27, 2008	March 27, 2008	$124,754
January 3, 2008	January 10, 2008	$195,515

The distributions represent interest income released by the Indenture Trustee and were recorded as reductions in Member’s Interest.

FINANCING ACTIVITIES

The Company’s financing needs are limited to issuance of the Transition Bonds. There is no provision to allow for any other borrowings.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — The terms of the Indenture contain financial covenants that require maintenance of specified collateral deposits in proportion to the aggregate principal amount of the Transition Bonds outstanding. As of June 30, 2008, the Company was in compliance with such covenants.

CHANGES IN ACCOUNTING STANDARDS

There have been no recently issued accounting standards effective after June 30, 2008 that are expected to materially impact the Company.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by the Company contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to the risks discussed under “Risk Factors” in the 2007 Form 10-K and the following important factors, among others that could cause the actual results of the Company to differ materially from those projected in such forward-looking statements:

•	state or federal legislative or regulatory developments or judicial actions;

•	national or regional economic conditions;

•	the accuracy of the servicer’s estimates of market demand and prices for electricity;

•	the accuracy of the servicer’s estimates of industrial, commercial and residential growth in Oncor’s service territory, including related estimates of conservation and electricity usage efficiency;

•	weather conditions and other natural phenomena affecting retail customer electricity usage;

•	acts of sabotage, terrorist activities or other catastrophic events;

•	the speed, degree and effect of continued electricity industry restructuring;

•	the operating performance of Oncor’s facilities and third-party suppliers of electricity in Oncor’s service territory;

•	the accuracy of the servicer’s estimates of the payment patterns of retail electricity customers, including the rate of delinquencies and any collections curves, and

•	the operational and financial ability of REPs to bill and collect transition charges and make timely payments of amounts billed by the servicer to the REPs for transition charges.

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

Required Item	Filed as Exhibit or Furnished on Website
Monthly Servicer Report (Series 2004-1 for April 2008)	Exhibit 99(a)(1)
Monthly Servicer Report (Series 2004-1 for May 2008)	Exhibit 99(a)(2)
Monthly Servicer Report (Series 2004-1 for June 2008)	Exhibit 99(a)(3)
Monthly Servicer Report (Series 2003-1 for April 2008)	Exhibit 99(a)(4)
Monthly Servicer Report (Series 2003-1 for May 2008)	Exhibit 99(a)(5)
Monthly Servicer Report (Series 2003-1 for June 2008)	Exhibit 99(a)(6)

Statement of Collection Account Balances as of June 30, 2008	Exhibit 99(b)

A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order.

Exhibit 99(c)

Annual True-up of Transition Charges for the Series 2004-1 Transition Bonds	Exhibit 99(d)

Statement of Outstanding Bond Balances Series 2003-1	Exhibit 99(e)(1)
Statement of Outstanding Bond Balances Series 2004-1	Exhibit 99(e)(2)

Semi Annual Servicer’s Certificate (Series 2004-1 for May 2008)	Exhibit 99(f)

Item 1A.	RISK FACTORS

There have been no significant changes in risk factors of the Company since December 31, 2007 as disclosed in the 2007 Form 10-K.

ITEM 5.	OTHER INFORMATION

In response to a comment letter that the Company has received from the SEC, the Company expects to file an amendment to each of its Annual Reports on Forms 10-K for the years ended December 31, 2006 and December 31, 2007 (the “Annual Reports”) to include a certification prescribed by the SEC’s February 21, 2003 Revised Statement: Compliance by Asset-Backed Issuers with Exchange Act Rules 13a-14 and 15d-14. This Revised Statement requires that the Company certify that the Annual Reports disclose all significant deficiencies relating to Oncor’s compliance, as servicer, with the minimum servicing standards set forth in the servicing agreement. The certification is based upon a report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure. The Company’s independent registered public accounting firm has conducted the procedures necessary for the Company to provide the applicable certification. The Company expects to receive the accountant’s report in August 2008 and to file an amendment to each Annual Report as soon as practicable thereafter. Since the independent registered public accounting firm has not completed its report, the Company cannot predict the outcome of this review.

ITEM 6.	EXHIBITS

(a)	Exhibits:

Exhibits	Previously Filed With File Number*	As Exhibit
(15)	Letter re: Unaudited Financial Information

15		—	Letter from independent registered accounting firm as to unaudited interim financial information.

(99)	Additional Exhibits

99(a)(1)		—	Monthly Servicer Report (Series 2004-1 for April 2008)

99(a)(2)		—	Monthly Servicer Report (Series 2004-1 for May 2008)

99(a)(3)		—	Monthly Servicer Report (Series 2004-1 for June 2008)

99(a)(4)		—	Monthly Servicer Report (Series 2003-1 for April 2008)

99(a)(5)		—	Monthly Servicer Report (Series 2003-1 for May 2008)

99(a)(6)		—	Monthly Servicer Report (Series 2003-1 for June 2008)

99(b)		—	Statement of Collection Account Balances as of June 30, 2008

99(c)		—	A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order; (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order.

99(d)		—	Annual True-up of Transition Charges for the Series 2004-1 Transition Bonds filed May 15, 2008

99(e)(1)		—	Statement of Outstanding Bond Balances Series 2003-1

99(e)(2)		—	Statement of Outstanding Bond Balances Series 2004-1

99(f)		—	Semi-Annual Servicer’s Certificate (Series 2004-1 for May 2008)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

By	/s/ David M. Davis
David M. Davis
Vice President and Chief Financial Officer

Date: August 14, 2008