Form 10-K/A
period 2006-12-31
ONCOR ELECTRIC DELIVERY TRANSITION BOND CO LLC
filed 2008-11-06
CIK 1100179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

— OR —

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-91935

Oncor Electric Delivery Transition Bond Company LLC

(Exact name of registrant as specified in its charter)

Delaware	75-2851358
(State of organization)	(I.R.S. Employer Identification No.)

1601 Bryan Street, Dallas, Texas 75201	(214) 486-2000
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)

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

As of March 19, 2007, all outstanding common membership interests in Oncor Electric Delivery Transition Bond Company LLC were held by Oncor Electric Delivery Company LLC.

Oncor Electric Delivery Transition Bond Company LLC meets the conditions set forth in General Instructions (I) (1) (a) and (b) of Form 10-K and is therefore filing this report with the reduced disclosure format.

EXPLANATORY NOTE

This Form 10-K/A is being filed solely to correct the Section 302 certification filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2006 (the “Original Form 10-K”) filed by Oncor Electric Delivery Transition Bond Company LLC (“Oncor Bondco”) on March 22, 2007 and to add an Independent Accountant’s Report – Attestation with Management’s Assertion Attached (Servicer) as a new Exhibit 99(g) (the “Independent Accountant’s Report”). Accordingly, Oncor Bondco is including, as exhibits under Item 15, (i) the amended certification required pursuant to Rules 13a-14(d) or 15d-14(d) under the Securities Exchange Act of 1934 with respect to this Form 10-K/A and (ii) the Independent Accountant’s Report. Except as specifically set forth herein, this Form 10-K/A does not amend or update the Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The financial statements’ schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

Exhibits marked with an asterisk (*) were filed with the Original Form 10-K. Exhibits marked with two asterisks (**) are filed with this Form 10-K/A.

Oncor Electric Delivery Transition Bond Company LLC Exhibits to 2006 Form 10-K

Exhibits	Previously Filed[1] With File Number	As Exhibit
3(i)	Articles of Incorporation.

3(a)	333-91935 (Form 8-K filed August 28, 2003)	4(b)	—	Amended and Restated Certificate of Formation dated as of August 11, 2003.

3(ii)	By-laws

3(b)	333-91935 (Form 8-K filed August 28, 2003)	4(a)	—	Amended and Restated Limited Liability Company Agreement dated as of August 21, 2003.

4	Instruments defining the rights of security holders.

4(a)	333-91935 (Form 8-K filed August 28, 2003)	4(c)	—	Indenture dated as of August 21, 2003.

4(b)	333-91935 (Form 8-K filed August 28, 2003)	4(d)	—	Series 2003-1 Supplement dated as of August 21, 2003.

4(c)	333-91935 (Form 8-K filed June 14, 2004)	4	—	Series 2004-1 Supplement dated as of June 7, 2004.

10	Material Contracts.

Exhibits	Previously Filed[1] With File Number	As Exhibit
10(a)	333-91935 (Form 8-K filed August 28, 2003)	10(a)	—	Series 2003-1 Transition Property Purchase and Sale Agreement dated as of August 21, 2003.

10(b)	333-91935 (Form 8-K filed August 28, 2003)	10(b)	—	Series 2003-1 Transition Property Servicing Agreement dated as of August 21, 2003.

10(c)	333-91935 (Form 8-K filed June 14, 2004)	10(a)	—	Series 2004-1 Transition Property Purchase and Sale Agreement dated as of June 7, 2004.

10(d)	333-91935 (Form 8-K filed June 14, 2004)	10(b)	—	Series 2004-1 Transition Property Servicing Agreement dated as of June 7, 2004.

10(e)	333-91935 (Form 8-K filed August 28, 2003)	10(c)	—	Administration Agreement dated as of August 21, 2003.

10(f)	333-91935 (Form 8-K filed August 28, 2003)	10(d)	—	Intercreditor Agreement dated as of August 21, 2003.

(23)	Consent of Experts.

23*			—	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm for Oncor Electric Delivery Transition Bond Company LLC.

(31)	Rule 13a – 14(d)/15d – 14(d) Certifications.

31**			—	Certification of David M. Davis, principal financial officer of Oncor Electric Delivery Transition Bond Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits.

99(a)(1)*			—	Monthly Servicer Report (Series 2004-1 for October 2006)

99(a)(2)*			—	Monthly Servicer Report (Series 2004-1 for November 2006)

99(a)(3)*			—	Monthly Servicer Report (Series 2004-1 for December 2006)

99(a)(4)*			—	Monthly Servicer Report (Series 2003-1 for October 2006)

99(a)(5)*			—	Monthly Servicer Report (Series 2003-1 for November 2006)

99(a)(6)*			—	Monthly Servicer Report (Series 2003-1 for December 2006)

99(b)*			—	Statement of Collection Account Balances as of December 31, 2006

Exhibits	Previously Filed[1] With File Number	As Exhibit
99(c)*			—	A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order.

99(e)(1)*			—	Statement of Outstanding Bond Balances Series 2003-1

99(e)(2)*			—	Statement of Outstanding Bond Balances Series 2004-1

99(f)*			—	Semi-Annual Servicer’s Certificate November 2006
99(g)**			—	Independent Accountant’s Report – Attestation with Management’s Assertion Attached (Servicer)

[1]	Incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Oncor Electric Delivery Transition Bond Company LLC has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC
Date: November 5, 2008
	By	/s/ David M. Davis
(David M. Davis, as Vice President and Chief Financial Officer of Oncor Electric Delivery Company LLC, the Servicer)

EXHIBIT INDEX

Exhibits marked with an asterisk (*) were filed with the Original Form 10-K. Exhibits marked with two asterisks (**) are filed with this Form 10-K/A.

Oncor Electric Delivery Transition Bond Company LLC Exhibits to 2006 Form 10-K

Exhibits	Previously Filed[1] With File Number	As Exhibit
3(i)	Articles of Incorporation.

3(a)	333-91935 (Form 8-K filed August 28, 2003)	4(b)	—	Amended and Restated Certificate of Formation dated as of August 11, 2003.

3(ii)	By-laws

3(b)	333-91935 (Form 8-K filed August 28, 2003)	4(a)	—	Amended and Restated Limited Liability Company Agreement dated as of August 21, 2003.

4	Instruments defining the rights of security holders.

4(a)	333-91935 (Form 8-K filed August 28, 2003)	4(c)	—	Indenture dated as of August 21, 2003.

4(b)	333-91935 (Form 8-K filed August 28, 2003)	4(d)	—	Series 2003-1 Supplement dated as of August 21, 2003.

4(c)	333-91935 (Form 8-K filed June 14, 2004)	4	—	Series 2004-1 Supplement dated as of June 7, 2004.

10	Material Contracts.

10(a)	333-91935 (Form 8-K filed August 28, 2003)	10(a)	—	Series 2003-1 Transition Property Purchase and Sale Agreement dated as of August 21, 2003.

10(b)	333-91935 (Form 8-K filed August 28, 2003)	10(b)	—	Series 2003-1 Transition Property Servicing Agreement dated as of August 21, 2003.

10(c)	333-91935 (Form 8-K filed June 14, 2004)	10(a)	—	Series 2004-1 Transition Property Purchase and Sale Agreement dated as of June 7, 2004.

10(d)	333-91935 (Form 8-K filed June 14, 2004)	10(b)	—	Series 2004-1 Transition Property Servicing Agreement dated as of June 7, 2004.

10(e)	333-91935 (Form 8-K filed August 28, 2003)	10(c)	—	Administration Agreement dated as of August 21, 2003.

Exhibits	Previously Filed[1] With File Number	As Exhibit
10(f)	333-91935 (Form 8-K filed August 28, 2003)	10(d)	—	Intercreditor Agreement dated as of August 21, 2003.

(23)	Consent of Experts.

23*			—	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm for Oncor Electric Delivery Transition Bond Company LLC.

(31)	Rule 13a – 14(d)/15d – 14(d) Certifications.

31**			—	Certification of David M. Davis, principal financial officer of Oncor Electric Delivery Transition Bond Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits.

99(a)(1)*			—	Monthly Servicer Report (Series 2004-1 for October 2006)

99(a)(2)*			—	Monthly Servicer Report (Series 2004-1 for November 2006)

99(a)(3)*			—	Monthly Servicer Report (Series 2004-1 for December 2006)

99(a)(4)*			—	Monthly Servicer Report (Series 2003-1 for October 2006)

99(a)(5)*			—	Monthly Servicer Report (Series 2003-1 for November 2006)

99(a)(6)*			—	Monthly Servicer Report (Series 2003-1 for December 2006)

99(b)*			—	Statement of Balances as of December 31, 2006

99(c)*			—	A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order.

99(e)(1)*			—	Statement of Outstanding Bond Balances Series 2003-1

99(e)(2)*			—	Statement of Outstanding Bond Balances Series 2004-1

99(f)*			—	Semi-Annual Servicer’s Certificate November 2006
99(g)**			—	Independent Accountant’s Report – Attestation with Management’s Assertion Attached (Servicer)

[1]	Incorporated herein by reference.