Form 10-K/A
period 2007-12-31
ONCOR ELECTRIC DELIVERY TRANSITION BOND CO LLC
filed 2008-11-06
CIK 1100179

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

EXPLANATORY NOTE

This Form 10-K/A is being filed solely to correct the Section 302 certification filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2007 (the “Original Form 10-K”) filed by Oncor Electric Delivery Transition Bond Company LLC (“Oncor Bondco”) on March 31, 2008 and to add an Independent Accountant’s Report – Attestation with Management’s Assertion Attached (Servicer) as a new Exhibit 99(g) (the “Independent Accountant’s Report”). Accordingly, Oncor Bondco is including, as exhibits under Item 15, (i) the amended certification required pursuant to Rules 13a-14(d) or 15d-14(d) under the Securities Exchange Act of 1934 with respect to this Form 10-K/A and (ii) the Independent Accountant’s Report. Except as specifically set forth herein, this Form 10-K/A does not amend or update the Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The financial statements’ schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

Exhibits marked with an asterisk (*) were filed with the Original Form 10-K. Exhibits marked with two asterisks (**) are filed with this Form 10-K/A.

Oncor Electric Delivery Transition Bond Company LLC Exhibits to 2007 Form 10-K

Exhibits	Previously Filed[1] With File Number	As Exhibit
3(i)	Articles of Incorporation.

3(a)	333-91935 (Form 8-K filed August 28, 2003)	4(b)	—	Amended and Restated Certificate of Formation dated as of August 11, 2003.

3(ii)	By-laws

3(b)	333-91935 (Form 8-K filed August 28, 2003)	4(a)	—	Amended and Restated Limited Liability Company Agreement dated as of August 21, 2003.

4	Instruments defining the rights of security holders.

4(a)	333-91935 (Form 8-K filed August 28, 2003)	4(c)	—	Indenture dated as of August 21, 2003.

4(b)	333-91935 (Form 8-K filed August 28, 2003)	4(d)	—	Series 2003-1 Supplement dated as of August 21, 2003.

4(c)	333-91935 (Form 8-K filed June 14, 2004)	4	—	Series 2004-1 Supplement dated as of June 7, 2004.

10	Material Contracts.

Exhibits	Previously Filed[1] With File Number	As Exhibit
10(a)	333-91935 (Form 8-K filed August 28, 2003)	10(a)	—	Series 2003-1 Transition Property Purchase and Sale Agreement dated as of August 21, 2003.

10(b)	333-91935 (Form 8-K filed August 28, 2003)	10(b)	—	Series 2003-1 Transition Property Servicing Agreement dated as of August 21, 2003.

10(c)	333-91935 (Form 8-K filed June 14, 2004)	10(a)	—	Series 2004-1 Transition Property Purchase and Sale Agreement dated as of June 7, 2004.

10(d)	333-91935 (Form 8-K filed June 14, 2004)	10(b)	—	Series 2004-1 Transition Property Servicing Agreement dated as of June 7, 2004.

10(e)	333-91935 (Form 8-K filed August 28, 2003)	10(c)	—	Administration Agreement dated as of August 21, 2003.

10(f)	333-91935 (Form 8-K filed August 28, 2003)	10(d)	—	Intercreditor Agreement dated as of August 21, 2003.

(23)	Consent of Experts.

23*			—	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm for Oncor Electric Delivery Transition Bond Company LLC.

(31)	Rule 13a – 14(d)/15d – 14(d) Certifications.

31**			—	Certification of David M. Davis, principal financial officer of Oncor Electric Delivery Transition Bond Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits.

99(a)(1)*			—	Monthly Servicer Report (Series 2004-1 for October 2007)

99(a)(2)*			—	Monthly Servicer Report (Series 2004-1 for November 2007)

99(a)(3)*			—	Monthly Servicer Report (Series 2004-1 for December 2007)

99(a)(4)*			—	Monthly Servicer Report (Series 2003-1 for October 2007)

99(a)(5)*			—	Monthly Servicer Report (Series 2003-1 for November 2007)

99(a)(6)*			—	Monthly Servicer Report (Series 2003-1 for December 2007)

99(b)*			—	Statement of Collection Account Balances as of December 31, 2007

Exhibits	Previously Filed[1] With File Number	As Exhibit
99(c)*			—	A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order.

99(e)(1)*			—	Statement of Outstanding Bond Balances Series 2003-1

99(e)(2)*			—	Statement of Outstanding Bond Balances Series 2004-1

99(f)*			—	Semi-Annual Servicer’s Certificate October 2007

99(g)**			—	Independent Accountant’s Report – Attestation with Management’s Assertion Attached (Servicer)

[1]	Incorporated herein by reference.

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
(David M. Davis, as Vice President and Chief Financial Officer of Oncor Electric Delivery Company LLC, the Servicer)

EXHIBIT INDEX

Exhibits marked with an asterisk (*) were filed with the Original Form 10-K. Exhibits marked with two asterisks (**) are filed with this Form 10-K/A.

Oncor Electric Delivery Transition Bond Company LLC Exhibits to 2007 Form 10-K

Exhibits	Previously Filed[1] With File Number	As Exhibit
3(i)	Articles of Incorporation.

3(a)	333-91935 (Form 8-K filed August 28, 2003)	4(b)	—	Amended and Restated Certificate of Formation dated as of August 11, 2003.

3(ii)	By-laws

3(b)	333-91935 (Form 8-K filed August 28, 2003)	4(a)	—	Amended and Restated Limited Liability Company Agreement dated as of August 21, 2003.

4	Instruments defining the rights of security holders.

4(a)	333-91935 (Form 8-K filed August 28, 2003)	4(c)	—	Indenture dated as of August 21, 2003.

4(b)	333-91935 (Form 8-K filed August 28, 2003)	4(d)	—	Series 2003-1 Supplement dated as of August 21, 2003.

4(c)	333-91935 (Form 8-K filed June 14, 2004)	4	—	Series 2004-1 Supplement dated as of June 7, 2004.

10	Material Contracts.

10(a)	333-91935 (Form 8-K filed August 28, 2003)	10(a)	—	Series 2003-1 Transition Property Purchase and Sale Agreement dated as of August 21, 2003.

10(b)	333-91935 (Form 8-K filed August 28, 2003)	10(b)	—	Series 2003-1 Transition Property Servicing Agreement dated as of August 21, 2003.

10(c)	333-91935 (Form 8-K filed June 14, 2004)	10(a)	—	Series 2004-1 Transition Property Purchase and Sale Agreement dated as of June 7, 2004.

10(d)	333-91935 (Form 8-K filed June 14, 2004)	10(b)	—	Series 2004-1 Transition Property Servicing Agreement dated as of June 7, 2004.

10(e)	333-91935 (Form 8-K filed August 28, 2003)	10(c)	—	Administration Agreement dated as of August 21, 2003.

Exhibits	Previously Filed[1] With File Number	As Exhibit
10(f)	333-91935 (Form 8-K filed August 28, 2003)	10(d)	—	Intercreditor Agreement dated as of August 21, 2003.

(23)	Consent of Experts.

23*			—	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm for Oncor Electric Delivery Transition Bond Company LLC.

(31)	Rule 13a – 14(d)/15d – 14(d) Certifications.

31**			—	Certification of David M. Davis, principal financial officer of Oncor Electric Delivery Transition Bond Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits.

99(a)(1)*			—	Monthly Servicer Report (Series 2004-1 for October 2007)

99(a)(2)*			—	Monthly Servicer Report (Series 2004-1 for November 2007)

99(a)(3)*			—	Monthly Servicer Report (Series 2004-1 for December 2007)

99(a)(4)*			—	Monthly Servicer Report (Series 2003-1 for October 2007)

99(a)(5)*			—	Monthly Servicer Report (Series 2003-1 for November 2007)

99(a)(6)*			—	Monthly Servicer Report (Series 2003-1 for December 2007)

99(b)*			—	Statement of Collection Account Balances as of December 31, 2007

99(c)*			—	A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order.

99(e)(1)*			—	Statement of Outstanding Bond Balances Series 2003-1

99(e)(2)*			—	Statement of Outstanding Bond Balances Series 2004-1

99(f)*			—	Semi-Annual Servicer’s Certificate October 2007

99(g)**			—	Independent Accountant’s Report – Attestation with Management’s Assertion Attached (Servicer)

[1]	Incorporated herein by reference.