Form 10-Q
period 2008-09-30
ONCOR ELECTRIC DELIVERY TRANSITION BOND CO LLC
filed 2008-11-06
CIK 1100179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

As of November 5, 2008, all outstanding membership interests in Oncor Electric Delivery Transition Bond Company LLC were held by Oncor Electric Delivery Company LLC.

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

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2003 Bonds	Refers collectively to the four series of securitization bonds issued in August 2003. One of these series was retired at maturity in 2007.

2004 Bonds	Refers collectively to the three series of securitization bonds issued in June 2004.

2007 Form 10-K/A	Oncor Electric Delivery Transition Bond Company LLC’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2007

Company	Oncor Electric Delivery Transition Bond Company LLC, a wholly-owned bankruptcy-remote financing subsidiary of Oncor

EFC Holdings	Refers to Energy Future Competitive Holdings Company, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of TCEH.

EFH Corp.	Refers to Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context.

ERCOT	Electric Reliability Council of Texas, the independent system operator and the regional coordinator of various electricity systems within Texas

Financing Order	The financing order issued by the PUCT on August 5, 2002 to Oncor, its successors and assignees that provide transmission and distribution service

GAAP	generally accepted accounting principles

Indenture	The agreement (dated as of August 21, 2003 as appended) between the Company, as issuer, and the Indenture Trustee, which describes the governing terms of, and secures payment of, the Transition Bonds

Indenture Trustee	The Bank of New York Mellon, a New York banking corporation

Intermediate Holding	Refers to Energy Future Intermediate Holding Company LLC, a direct wholly-owned subsidiary of EFH Corp. that owns 100% of Oncor Holdings.

Luminant	Refers to wholly-owned subsidiaries of TCEH engaged in competitive market activities consisting of electricity generation, development and construction of new generation facilities, wholesale energy sales and purchases as well as commodity risk management and trading activities, all largely in Texas.

Merger	The transaction referred to in “Merger Agreement” (defined immediately below) that was completed on October 10, 2007.

Merger Agreement	Agreement and Plan of Merger, dated February 25, 2007, under which Texas Holdings agreed to acquire TXU Corp. (now EFH Corp.)

ii

Oncor	Refers to Oncor Electric Delivery Company LLC, a direct subsidiary of Oncor Holdings, and/or its consolidated bankruptcy-remote financing subsidiary, Oncor Electric Delivery Transition Bond Company LLC, depending on context. This Form 10-Q and other SEC filings of Oncor and its subsidiaries occasionally make references to Oncor when describing actions, rights or obligations of its subsidiary. These references reflect the fact that the subsidiary is consolidated with Oncor for financial reporting purposes. However, these references should not be interpreted to imply that Oncor is actually undertaking the action or has the rights or obligations of its subsidiary or that the subsidiary company is undertaking an action or has the rights or obligations of its parent company or of any other affiliate.

Oncor Holdings	Refers to Oncor Electric Delivery Holdings Company LLC, a direct, wholly-owned subsidiary of Intermediate Holding and a direct parent of Oncor.

Oncor Ring-Fenced Entities	Refers to Oncor Holdings and its direct and indirect subsidiaries.

PUCT	Public Utility Commission of Texas

REP	retail electric provider

SEC	US Securities and Exchange Commission

Sponsor Group	Collectively, the investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P., TPG Capital, L.P. and GS Capital Partners, an affiliate of Goldman Sachs & Co.

TCEH	Refers to Texas Competitive Electric Holdings Company LLC, a direct, wholly-owned subsidiary of EFC Holdings and an indirect, wholly-owned subsidiary of EFH Corp., and/or its subsidiaries, depending on context

Texas Holdings	Refers to Texas Energy Future Holdings Limited Partnership, a Delaware limited partnership controlled by the Sponsor Group, that is the direct parent of EFH Corp.

Texas Holdings Group	Refers to Texas Holdings and its direct and indirect subsidiaries other than the Oncor Ring-Fenced Entities.

Transition Bonds	Refers collectively to the 2003 Bonds and the 2004 Bonds.

TXU Energy	Refers to TXU Energy Retail Company LLC, a direct, wholly-owned subsidiary of TCEH engaged in the retail sale of electricity to residential and business customers. TXU Energy is a REP in competitive areas of ERCOT.

US	United States of America

iii

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating revenues:
Transition charge revenues	$40,107,326	$41,606,418	$108,240,853	$111,891,307
Investment income	216,122	735,245	796,630	2,271,776

Total operating revenues	40,323,448	42,341,663	109,037,483	114,163,083

Operating expenses:
Interest expense	11,316,239	12,233,887	34,600,278	37,311,493
Amortization of transition property	26,129,531	25,566,277	73,438,135	71,328,322
Over-recovery of transition charges	2,615,607	4,160,480	126,500	4,331,902
Servicing fees, administrative and general expenses	207,472	207,472	622,416	622,416

Total operating expenses	40,268,849	42,168,116	108,787,329	113,594,133

Net income	$54,599	$173,547	$250,154	$568,950

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows – operating activities:
Net income	$250,154	$568,950
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of transition property	73,438,135	71,328,322
Over-recovery of transition charges	126,500	4,331,902
Changes in operating assets	(1,227,468)	(4,018,272)
Changes in operating liabilities	2,284,391	4,033,138

Cash provided by operating activities	74,871,712	76,244,040

Cash flows – financing activities:
Repayment of debt	(67,053,438)	(64,582,930)
Distribution paid to parent	(467,252)	(573,912)

Cash used in financing activities	(67,520,690)	(65,156,842)

Cash flows – investing activities:
Change in restricted funds	(7,546,537)	(11,087,198)

Cash used in investing activities	(7,546,537)	(11,087,198)

Net change in cash and cash equivalents	(195,515)	—
Cash and cash equivalents, beginning of period	196,515	1,000

Cash and cash equivalents, end of period	$1,000	$1,000

Supplemental cash flow disclosures:
Cash interest payments	$32,308,779	$34,804,262

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS

Current assets:
Cash and cash equivalents	$1,000	$196,515
Restricted cash (Note 5)	63,997,981	56,394,287
Transition charge receivable:
Affiliates	9,910,854	9,564,885
All other	12,315,479	11,433,980

Total current assets	86,225,314	77,589,667
Investments:
Restricted funds held in trust (Note 5)	16,488,929	16,546,086
Transition property, net of accumulated amortization of $409,051,220 and $335,613,085	880,725,780	954,163,915

Total assets	$983,440,023	$1,048,299,668

LIABILITIES AND MEMBER’S INTEREST

Current liabilities:
Long-term debt due currently	$101,613,731	$99,433,390
Accounts payable – affiliate	216,789	265,240
Accrued interest	12,733,540	10,442,041
Other current liabilities	9,381,764	9,340,421

Total current liabilities	123,945,824	119,481,092
Transition bonds (Note 3)	809,118,866	878,352,645
Regulatory liability	33,916,555	33,790,055

Total liabilities	966,981,245	1,031,623,792
Member’s interest (Note 4)	16,458,778	16,675,876

Total liabilities and member’s interest	$983,440,023	$1,048,299,668

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES

Business — The Company is a bankruptcy-remote, special-purpose Delaware limited liability company, wholly-owned by Oncor. The Company was organized for the limited purpose of purchasing and owning transition property and issuing securitization (transition) bonds to recover generation-related regulatory assets and other qualified costs. Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell power in the north-central, eastern and western parts of Texas. Oncor is a direct subsidiary of Oncor Holdings, which is a direct wholly-owned subsidiary of Intermediate Holding, which is a direct, wholly-owned subsidiary of EFH Corp.

With the closing of the Merger on October 10, 2007, EFH Corp. became a subsidiary of Texas Holdings, which is controlled by the Sponsor Group. In connection with the Merger, Oncor was converted from a Texas corporation to a Delaware limited liability company under the laws of the States of Texas and Delaware.

As part of the Merger, EFH Corp. and Oncor implemented certain structural and operational “ring-fencing” measures, based on commitments made by Texas Holdings and Oncor to the PUCT, that are intended to further separate Oncor from Texas Holdings and its other subsidiaries. The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of the Texas Holdings Group, including TXU Energy and Luminant, and none of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or other obligations of any member of the Texas Holdings Group. These measures also serve to mitigate Oncor’s credit exposure to those entities. Moreover, the cash flows of the Oncor Ring-Fenced Entities and their results of operations are separate from those of the Texas Holdings Group. Additional measures to enhance Oncor’s separateness are discussed in the 2007 Form 10-K/A.

Basis of Presentation — The condensed financial statements of the Company have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in its 2007 Form 10-K/A. All adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the condensed interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in the 2007 Form 10-K/A. The results of operations for an interim period may not give a true indication of results for a full year.

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

Annual and interim true-up adjustments — Variations in customer usage impact transition charge revenues resulting in temporary over/under-recovery of transition charges. In such instances where sufficient funds are not collected through transition charges, the over-collateralization and the capital subaccounts are drawn down to make scheduled payments on the Transition Bonds. Oncor files, on behalf of the Company, an annual true-up adjustment with the PUCT with respect to each series of Transition Bonds. The annual true-up adjustments for the 2003 Bonds and the 2004 Bonds are filed in August and May, respectively. In the filing, Oncor requests the PUCT to increase or decrease the authorized transition charges such that, based on the then-current forecast of customer usage, sufficient funds will be collected during the following period to meet the scheduled debt service payments and replenish the over-collateralization and capital subaccounts to their required levels. The Company also has the right, under certain circumstances, to file interim true-up adjustment requests semi-annually, if needed, to make scheduled payments.

2.	RELATED–PARTY TRANSACTIONS

Pursuant to administration and servicing agreements between the Company and Oncor, Oncor furnishes to the Company, at a fixed fee per year, billing, payment processing, collection, accounting, clerical, secretarial and other administrative services, which are reflected as administrative and general expenses in the income statement. The Company’s expenses for servicing and administration activities performed by Oncor totaled $206,472 for both the three months ended September 30, 2008 and 2007 and $619,416 for both the nine months ended September 30, 2008 and 2007.

Transition charges billed to the REP subsidiaries of TCEH, which are included in operating revenues, totaled $16,993,568 and $18,936,024 for the three months ended September 30, 2008 and 2007, respectively, and $45,451,867 and $49,600,775 for the nine months ended September 30, 2008 and 2007, respectively. The balance of the transition charge receivable due from the REP subsidiaries of TCEH totaled $9,910,854 at September 30, 2008 and $9,564,885 at December 31, 2007.

Oncor, as servicer of the Transition Bonds, collects security deposits from REPs for payment of the REPs’ transition charges and remits these amounts to the Company. There were no amounts outstanding from Oncor at September 30, 2008 or December 31, 2007. Oncor reviews the security amount for the REPs quarterly and requests increases when required.

Also see discussion in Note 4 regarding cash distributions.

3.	FINANCING ARRANGEMENTS

Long-term debt — At September 30, 2008 and December 31, 2007, the Company’s long-term debt consisted of the following:

	September 30, 2008	December 31, 2007
4.030% Fixed Series 2003 Bonds due in semi-annual installments through February 15, 2010	$53,581,952	$92,605,693
4.950% Fixed Series 2003 Bonds due in semi-annual installments through February 15, 2013	130,000,000	130,000,000
5.420% Fixed Series 2003 Bonds due in semi-annual installments through August 15, 2015	145,000,000	145,000,000
3.520% Fixed Series 2004 Bonds due in semi-annual installments through November 15, 2009	71,373,645	99,403,342
4.810% Fixed Series 2004 Bonds due in semi-annual installments through November 15, 2012	221,000,000	221,000,000
5.290% Fixed Series 2004 Bonds due in semi-annual installments through May 15, 2016	289,777,000	289,777,000

Total	910,732,597	977,786,035
Less amount due currently	101,613,731	99,433,390

Total long-term debt	$809,118,866	$878,352,645

The transition property sold to the Company, as well as restricted cash of $6,480,036 in the capital subaccount at September 30, 2008, are pledged as collateral for the Transition Bonds. Collections of transition charges will be used to pay the principal, interest and associated costs of the Transition Bonds. The Company is required to maintain restricted cash pledged as collateral for the Transition Bonds in an amount equal to 0.50% of the initial aggregate principal amount of Transition Bonds outstanding. Should the transition charges collected through the specified payment dates listed above not provide adequate funds to make the scheduled payments of principal, the transition charges can continue to be collected for approximately two years before the Transition Bonds go into default for nonpayment of principal.

Financial Covenants — The terms of the Indenture contain financial covenants that require maintenance of specified collateral deposits in proportion to the aggregate principal amount of the Transition Bonds outstanding. As of September 30, 2008, the Company was in compliance with such covenants.

4.	MEMBER’S INTEREST

The Company receives interest income with respect to the Indenture Trustee reserve account and capital subaccounts. Cash distributions to Oncor, the amounts of which represent interest income released by the Indenture Trustee, totaled $57,427 and $467,252 in the three month and nine month periods ended September 30, 2008. The distributions are recorded as a reduction in Member’s Interest.

The following table presents the changes in Member’s Interest for the nine months ended September 30, 2008:

Total Member’s Interest
Balance at December 31, 2007	$16,675,876
Distributions paid to parent	(467,252)
Net income	250,154

Balance at September 30, 2008	$16,458,778

5.	RESTRICTED CASH

	Balance Sheet Classification
	At September 30, 2008		At December 31, 2007
	Current Assets	Investment	Current Assets	Investment
Collections related to Transition Bonds used only to service debt and pay expenses (includes over-collateralization subaccount of $2,368,220, $—, $2,005,591 and $—)	$63,997,981	$—	$56,394,287	$—
Funds for payment of fees associated with Transition Bonds (Indenture Trustee reserve account)	—	10,008,893	—	10,030,476
Reserve for shortfalls of Transition Bond charges (capital subaccount)	—	6,480,036	—	6,515,610

Total	$63,997,981	$16,488,929	$56,394,287	$16,546,086

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of

Oncor Electric Delivery Transition Bond Company LLC:

We have reviewed the accompanying condensed balance sheet of Oncor Electric Delivery Transition Bond Company LLC (the “Company”) as of September 30, 2008, and the related condensed statements of income for the three-month and nine-month periods ended September 30, 2008 and 2007, and of cash flows for the nine-month periods ended September 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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
November 5, 2008

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

The Company is a bankruptcy-remote, special-purpose Delaware limited liability company, wholly-owned by Oncor. The Company was organized for the limited purpose of purchasing and owning transition property and issuing securitization (transition) bonds to recover generation-related regulatory assets and other qualified costs. Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell power in the north-central, eastern and western parts of Texas. Oncor is a direct subsidiary of Oncor Holdings, which is a direct, wholly-owned subsidiary of Intermediate Holding, which is a direct, wholly-owned subsidiary of EFH Corp.

With the closing of the Merger on October 10, 2007, EFH Corp. became a subsidiary of Texas Holdings, which is controlled by the Sponsor Group. In connection with the Merger, Oncor was converted from a Texas corporation to a Delaware limited liability company.

As part of the Merger, EFH Corp. and Oncor implemented certain structural and operational “ring-fencing” measures, based on commitments made by Texas Holdings and Oncor to the PUCT, that are intended to further separate Oncor from Texas Holdings and its other subsidiaries. The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of the Texas Holdings Group, including TXU Energy and Luminant, and none of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or other obligations of any member of the Texas Holdings Group. These measures also serve to mitigate Oncor’s credit exposure to those entities. Moreover, the cash flows of the Oncor Ring-Fenced Entities and their results of operations are separate from those of the Texas Holdings Group. Additional measures to enhance Oncor’s separateness are discussed in the 2007 Form 10-K/A.

RESULTS OF OPERATIONS — Three and Nine Months Ended September 30, 2008 Compared to Three and Nine Months Ended September 30, 2007

Operating revenue decreased $2,018,215, or 5%, to $40,323,448 for the three months ended September 30, 2008 and decreased $5,125,600, or 4%, to $109,037,483 for the nine months ended September 30, 2008 as described below:

•

Transition charge revenues decreased $1,499,092 to $40,107,326 for the three months ended September 30, 2008 driven by a decrease in the transition charge tariff reflecting annual true-up adjustments (see Note 1 to Financial Statements). Transition charge revenues decreased $3,650,454 to $108,240,853 for the nine months ended September 30, 2008 driven by a decrease in the transition charge tariff, partially offset by an increase in volumes delivered.

•

Investment income decreased $519,123 to $216,122 for the three months ended September 30, 2008 and $1,475,146 to $796,630 for the nine months ended September 30, 2008 primarily due to lower interest rates. Investment income represents earnings on restricted cash balances. The restricted cash is invested in short-term US government securities.

Interest expense decreased $917,648 to $11,316,239 for the three months ended September 30, 2008 and $2,711,215 to $34,600,278 for the nine months ended September 30, 2008 reflecting scheduled principal payments on the Transition Bonds.

Amortization of transition property increased $563,254 to $26,129,531 for the three months ended September 30, 2008 and $2,109,813 to $73,438,135 for the nine months ended September 30, 2008 reflecting increased principal payments on the Transition Bonds.

The Company recorded expenses for the over-recovery of transition charges of $2,615,607 and $4,160,480 for the three months ended September 30, 2008 and 2007, respectively. The Company recorded expenses for the over-recovery of transition charges of $126,500 and $4,331,902 for the nine months ended September 30, 2008 and 2007, respectively. See discussion under “Over/under-recovery of transition charges” in Note 1 to the Financial Statements.

Net income totaled $54,599 and $173,547 for the three months ended September 30, 2008 and 2007, respectively, and $250,154 and $568,950 for the nine months ended September 30, 2008 and 2007, respectively. Net income includes interest earned on the Indenture Trustee reserve account and capital subaccounts, which the Company expects to periodically distribute to Oncor as released by the Indenture Trustee. See Note 4 to the Financial Statements.

FINANCIAL CONDITION

Cash Flows — Cash flows provided by operating activities decreased $1,372,328, or 2%, to $74,871,712 for the nine months ended September 30, 2008 driven by:

•	lower transition charge revenues of $3,650,454 somewhat offset by a relative decrease in transition charge receivables of $2,790,390, reflecting annual true-up adjustments;

•	a decrease of $1,475,146 in investment income primarily due to lower interest rates, and

•	the receipt of $1,533,016 more net customer deposits (reported in other current liabilities on the balance sheet) in the 2007 period,

partially offset by a $2,495,483 decrease in cash interest payments as a result of principal payments on the Transition Bonds.

Financing activities used cash flows of $67,520,690 and $65,156,842 for the nine months ended September 30, 2008 and 2007, respectively, representing scheduled principal payments on the Transition Bonds and distributions to Oncor of interest income earned on the Indenture Trustee reserve account and capital subaccount.

Cash flows used in investing activities totaled $7,546,537 and $11,087,198 for the nine months ended September 30, 2008 and 2007, respectively. The change in investing activity represents changes in the balances of restricted cash accounts.

As discussed in Note 1 to the Financial Statements, Oncor, as servicer, files for increases or decreases (true-ups) in transition charges with the PUCT to ensure sufficient funds will be collected during the following period to meet scheduled payments on the Transition Bonds and to maintain the capital and over-collateralization subaccounts at the required levels. The latest filings of the annual true-ups for the Transition Bonds were in May and August 2008. Based on the approved transition charges and current forecast of customer usage, the Company expects that revenues collected will be sufficient to make the scheduled payments.

As of September 30, 2008, restricted cash included the balance in the capital subaccount of $2,506,039 compared to the required level of $2,500,000 for the 2003 Bonds and $3,973,997 compared to the required level of $3,948,885 for the 2004 Bonds. Additionally, as of September 30, 2008, the balance in the over-collateralization subaccount for the 2003 Bonds was $1,043,897, compared to the required level of $1,041,666, and for the 2004 Bonds was $1,324,323, compared to the required level of $1,316,296. There are no penalties as a result of being above or below the required levels in the capital and over-collateralization subaccounts. Any future shortfalls in the subaccounts for either series of Transition Bonds would be addressed in future true-up filings.

Member’s Interest — During 2008, the Company declared and paid the following cash distributions to Oncor.

Declaration Date	Payment Date	Amount
September 26, 2008	September 30, 2008	$57,427
June 26, 2008	June 26, 2008	$89,556
March 27, 2008	March 27, 2008	$124,754
January 3, 2008	January 10, 2008	$195,515

The distributions represent interest income released by the Indenture Trustee and were recorded as reductions in Member’s Interest.

FINANCING ACTIVITIES

The Company’s financing needs are limited to issuance of the Transition Bonds. There is no provision to allow for any other borrowings.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — The terms of the Indenture contain financial covenants that require maintenance of specified collateral deposits in proportion to the aggregate principal amount of the Transition Bonds outstanding. As of September 30, 2008, the Company was in compliance with such covenants.

CHANGES IN ACCOUNTING STANDARDS

There have been no recently issued accounting standards effective after September 30, 2008 that are expected to materially impact the Company.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by the Company contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to the risks discussed under “Risk Factors” in the 2007 Form 10-K/A and the following important factors, among others that could cause the actual results of the Company to differ materially from those projected in such forward-looking statements:

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

Required Item	Filed as Exhibit or Furnished on Website
Monthly Servicer Report (Series 2004-1 for July 2008)	Exhibit 99(a)(1)
Monthly Servicer Report (Series 2004-1 for August 2008)	Exhibit 99(a)(2)
Monthly Servicer Report (Series 2004-1 for September 2008)	Exhibit 99(a)(3)
Monthly Servicer Report (Series 2003-1 for July 2008)	Exhibit 99(a)(4)
Monthly Servicer Report (Series 2003-1 for August 2008)	Exhibit 99(a)(5)
Monthly Servicer Report (Series 2003-1 for September 2008)	Exhibit 99(a)(6)

Statement of Collection Account Balances as of September 30, 2008	Exhibit 99(b)

A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order.

Exhibit 99(c)

Annual True-up of Transition Charges for the Series 2003-1 Transition Bonds	Exhibit 99(d)

Statement of Outstanding Bond Balances Series 2003-1	Exhibit 99(e)(1)
Statement of Outstanding Bond Balances Series 2004-1	Exhibit 99(e)(2)

Semi-Annual Servicer’s Certificate (Series 2003-1 for August 2008)	Exhibit 99(f)

Item 1A.	RISK FACTORS

There have been no material changes in risk factors of the Company since December 31, 2007 as disclosed in the 2007 Form 10-K/A.

ITEM 5.	OTHER INFORMATION

In response to a comment letter that the Company has received from the SEC, the Company filed an amendment to each of its Annual Reports on Forms 10-K for the years ended December 31, 2006 and December 31, 2007 (the “Annual Reports”) to include a certification prescribed by the SEC’s February 21, 2003 Revised Statement: Compliance by Asset-Backed Issuers with Exchange Act Rules 13a-14 and 15d-14. This Revised Statement requires that the Company certify that the Annual Reports disclose all significant deficiencies relating to Oncor’s compliance, as servicer, with the minimum servicing standards set forth in the servicing agreement. The certification is based upon a report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure.

ITEM 6.	EXHIBITS

(a)	Exhibits:

Exhibits	As Exhibit
(15)	Letter re: Unaudited Financial Information

15	— Letter from independent registered accounting firm as to unaudited interim financial information.

(99)	Additional Exhibits

99(a)(1)	— Monthly Servicer Report (Series 2004-1 for July 2008)

99(a)(2)	— Monthly Servicer Report (Series 2004-1 for August 2008)

99(a)(3)	— Monthly Servicer Report (Series 2004-1 for September 2008)

99(a)(4)	— Monthly Servicer Report (Series 2003-1 for July 2008)

99(a)(5)	— Monthly Servicer Report (Series 2003-1 for August 2008)

99(a)(6)	— Monthly Servicer Report (Series 2003-1 for September 2008)

99(b)	— Statement of Collection Account Balances as of September 30, 2008

99(c)

—     A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order; (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order.

99(d)	— Annual True-up of Transition Charges for the Series 2003-1 Transition Bonds

99(e) (1)	— Statement of Outstanding Bond Balances Series 2003-1

99(e) (2)	— Statement of Outstanding Bond Balances Series 2004-1

99(f)	— Semi-Annual Servicer’s Certificate (Series 2003-1 for August 2008)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

By	/s/ David M. Davis
David M. Davis
Vice President and Chief Financial Officer

Date: November 5, 2008