Form 10-K
period 2008-12-31
ONCOR ELECTRIC DELIVERY TRANSITION BOND CO LLC
filed 2009-03-03
CIK 1100179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

As of March 2, 2009, all outstanding common membership interests in Oncor Electric Delivery Transition Bond Company LLC were held by Oncor Electric Delivery Company LLC.

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

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

1999 Restructuring Legislation	Texas Electric Choice Plan, the legislation that restructured the electric utility industry in Texas to provide for retail competition

2003 Bonds	Refers collectively to the four series of securitization bonds issued in August 2003. One of these series was retired at maturity in 2007.

2004 Bonds	Refers collectively to the three series of securitization bonds issued in June 2004.

Company	Oncor Electric Delivery Transition Bond Company LLC, a wholly-owned, bankruptcy-remote financing subsidiary of Oncor

EFC Holdings	Refers to Energy Future Competitive Holdings Company, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of TCEH.

EFH Corp.	Refers to Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context.

ERCOT	Electric Reliability Council of Texas, the independent system operator and the regional coordinator of the various electricity systems within Texas

FASB	Financial Accounting Standards Board, the designated organization in the private sector for establishing standards for financial accounting and reporting

Financing Order	The financing order issued by the PUCT on August 5, 2002 to Oncor, its successors and assignees that provide electricity transmission and distribution service

Fitch	Fitch Ratings, Ltd. (a credit rating agency)

GAAP	generally accepted accounting principles

Indenture	The agreement (dated as of August 21, 2003 as appended) between the Company, as issuer, and the Indenture Trustee, which describes the governing terms of, and secures payment of, the Transition Bonds

Indenture Trustee	The Bank of New York Mellon, a New York banking corporation

Intermediate Holding	Refers to Energy Future Intermediate Holding Company LLC, a direct, wholly-owned subsidiary of EFH Corp. that owns 100% of Oncor Holdings.

Luminant	Refers to wholly-owned subsidiaries of TCEH engaged in competitive market activities consisting of electricity generation, development and construction of new generation facilities, wholesale energy sales and purchases, and commodity risk management and trading activities, all largely in Texas.

Merger	The transaction referred to in “Merger Agreement” (defined immediately below) that was completed on October 10, 2007.

Merger Agreement	Agreement and Plan of Merger, dated February 25, 2007, under which Texas Holdings agreed to acquire EFH Corp.

Moody’s	Moody’s Investors Services, Inc. (a credit rating agency)

Oncor	Refers to Oncor Electric Delivery Company LLC, a direct subsidiary of Oncor Holdings, and/or its consolidated bankruptcy-remote financing subsidiary, Oncor Electric Delivery Transition Bond Company LLC, depending on context. This Form 10-K and other SEC filings of Oncor and its subsidiaries occasionally make references to Oncor when describing actions, rights or obligations of its subsidiary. These references reflect the fact that the subsidiary is consolidated with Oncor for financial reporting purposes. However, these references should not be interpreted to imply that Oncor is actually undertaking the action or has the rights or obligations of its subsidiary or that the subsidiary company is undertaking an action or has the rights or obligations of its parent company or of any other affiliate.

Oncor Holdings	Refers to Oncor Electric Delivery Holdings Company LLC, a direct, wholly-owned subsidiary of Intermediate Holding and a direct parent of Oncor.

Oncor Ring-Fenced Entities	Refers to Oncor Holdings and its direct and indirect subsidiaries.

PUCT	Public Utility Commission of Texas

Purchase accounting	The purchase method of accounting for a business combination as prescribed by SFAS 141 whereby the cost or “purchase price” of a business combination, including the amount paid for the equity and direct transaction costs are allocated to identifiable assets and liabilities (including intangible assets) based upon their fair values. The excess of the purchase price over the fair values of assets and liabilities is recorded as goodwill.

REP	retail electric provider

S&P	Standard & Poor’s Ratings Services, a division of the McGraw Hill Companies, Inc. (a credit rating agency)

SEC	US Securities and Exchange Commission

SFAS	Statement of Financial Accounting Standards issued by the FASB

SFAS 71	SFAS No. 71, “Accounting for the Effect of Certain Types of Regulation”

SFAS 141	SFAS No. 141, “Business Combinations”

Sponsor Group	Collectively, the investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P., TPG Capital, L.P. and GS Capital Partners, an affiliate of Goldman Sachs & Co. (See Texas Holdings below.)

TCEH	Refers to Texas Competitive Electric Holdings Company LLC, a direct, wholly-owned subsidiary of EFC Holdings and an indirect, wholly-owned subsidiary of EFH Corp., and/or its subsidiaries, depending on context.

Texas Holdings	Refers to Texas Energy Future Holdings Limited Partnership, a Delaware limited partnership controlled by the Sponsor Group, that is the direct parent of EFH Corp.

Texas Holdings Group	Refers to Texas Holdings and its direct and indirect subsidiaries other than the Oncor Ring-Fenced Entities.

Transition Bonds	Refers collectively to the 2003 Bonds and the 2004 Bonds.

TXU Energy	Refers to TXU Energy Retail Company LLC, a direct, wholly-owned subsidiary of TCEH engaged in the retail sale of electricity to residential and business customers. TXU Energy is a REP in competitive areas of ERCOT.

US	United States of America

PART I

Item 1.	BUSINESS

See Glossary beginning on page ii for definitions of terms and abbreviations.

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

EFH Corp. and Oncor have implemented certain structural and operational “ring-fencing” measures, based on commitments made by Texas Holdings and Oncor to the PUCT, that are intended to further separate Oncor from Texas Holdings and its other subsidiaries. These measures also serve to mitigate Oncor’s credit exposure to those entities and to reduce the risk that the assets and liabilities of Oncor would be substantively consolidated with the assets and liabilities of Texas Holdings or any of its other subsidiaries in the event of a bankruptcy of one or more of those entities. See Note 1 to Financial Statements for additional information concerning these measures.

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

Transition Property and Service and Administration Agreements

Transition Property — The 1999 Restructuring Legislation and the Financing Order permitted Oncor to transfer its rights and interests in the Financing Order, including the right to collect transition charges pursuant to the 1999 Restructuring Legislation, to a special purpose entity (the Company) formed by Oncor to issue debt secured by the right to receive revenues arising from the transition charges. The electric utility’s right to receive the transition charges and its other rights and interests under the Financing Order constitute transition property transferred to the Company. The transition property represents the irrevocable right to impose, collect and receive transition charges in an amount sufficient to pay the interest, fees, and expenses associated with the Transition Bonds and the aggregate principal amount of the Transition Bonds.

Transition Charges — Oncor and the Company have entered into servicing agreements to support the Transition Bonds. Transition charges are assessed and collected by Oncor as the servicer. The servicer manages, services, bills and collects payments in respect of the transition property under the terms of the servicing agreements. Transition charges are collected by the servicer from REPs that in effect collect transition charges from retail customers as part of their normal collection activities. The REPs must pay these billings to Oncor whether or not they collect them from the retail customers. Transition charges are billed based on a retail customer’s actual consumption of electricity, or for certain classes of commercial customers, on the historical demand for electricity by such customers. The PUCT reviews and adjusts transition charges at least once a year. This review is used to adjust any over or under collections during the preceding 12 months and to provide for recovery of amounts sufficient to pay all debt service and other required amounts and charges in connection with the Transition Bonds during the following 12 months.

Servicing Fees — As long as Oncor or its affiliate or agent acts as servicer, the annual aggregate servicing fee will be the greater of $400,000 for all series of outstanding Transition Bonds or 0.05% per annum of the initial principal amount of all series of outstanding Transition Bonds. If a successor servicer that is not affiliated with Oncor is appointed, it will be entitled to receive a servicing fee not in excess of 0.60% per year of the initial principal amount of outstanding Transition Bonds. The servicing fee will be recovered by the Company through the transition charges. In addition, under the servicing agreements, Oncor, as servicer, must seek interim and nonstandard true-up adjustments when certain conditions are met.

Administration Fees — Oncor and the Company have also entered into an administration agreement, whereby Oncor provides administrative services to the Company, such as accounting, clerical, secretarial and other administrative services, at a fixed fee per year. As long as Oncor or its affiliate or agent, act as administrator, the annual administration fee will be $50,000, payable in arrears on each payment date. Oncor, as administrator, is limited under the terms of the administration agreement to total compensation in the form of the annual administration fee of $50,000 plus any fees paid to third parties on behalf of the Company.

Operating Expenses — The Company can recover annual operating expenses, including the annual administration fee to Oncor, of $185,000 annually through the transition charges.

Required Reports

The Company has included in this annual report on Form 10-K or furnished on Oncor’s website at www.oncor.com, as indicated, the following information in respect of each series of outstanding Transition Bonds, as required by the terms of the Indenture relating to the Transition Bonds. Exhibits that are filed as a part of this Form 10-K are listed in Item 15.

Required Item	Filed as Exhibit or Furnished on Website
Monthly servicer report (Series 2004-1 for October 2008)	Exhibit 99 (a)(1)
Monthly servicer report (Series 2004-1 for November 2008)	Exhibit 99 (a)(2)
Monthly servicer report (Series 2004-1 for December 2008)	Exhibit 99 (a)(3)
Monthly servicer report (Series 2003-1 for October 2008)	Exhibit 99 (a)(4)
Monthly servicer report (Series 2003-1 for November 2008)	Exhibit 99 (a)(5)
Monthly servicer report (Series 2003-1 for December 2008)	Exhibit 99 (a)(6)

Statement of Collection Account Balances as of December 31, 2008	Exhibit 99 (b)

A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order.

Exhibit 99 (c)

Statement of Outstanding Bond Balances Series 2003-1	Exhibit 99 (d)(1)
Statement of Outstanding Bond Balances Series 2004-1	Exhibit 99 (d)(2)
Semi-Annual Servicer’s Certificate October 2008	Exhibit 99 (e)

Item 1A.	RISK FACTORS

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

Hunton & Williams LLP rendered its opinion to the Company and Oncor in connection with the issuance of the 2003 Bonds, and rendered a similar opinion to the Company and Oncor in connection with the 2004 Bonds that under the laws of the State of Texas and the United States, holders of the Transition Bonds could successfully challenge under the Federal Contracts Clause and the Texas Contracts Clause the constitutionality of any legislation passed by the State of Texas, including the PUCT, which becomes law that repeals or amends the 1999 Restructuring Legislation in such a manner that substantially impairs the value of the rights of the holders of the Transition Bonds or the transition charges prior to the time that the Transition Bonds are fully paid and discharged, unless it was determined that such repeal or amendment was a legitimate and reasonable exercise of the State of Texas’ sovereign powers and reasonable and necessary to serve a significant and legitimate public purpose. Further, Hunton & Williams LLP rendered to the Company and Oncor its opinion that a court would conclude that adverse action by the Texas legislature or the PUCT that repeals the State of Texas’ pledge to the holders of the Transition Bonds or otherwise adversely affects the transition property would constitute a compensable “taking” under the Takings Clauses of the United States and Texas Constitutions if the court determines that any such action is an intentional action by the Texas legislature or the PUCT, effects a regulatory taking of the transition property and is for public use. There is no assurance, however, that, even if a court were to award just compensation, it would be sufficient to pay the full amount of principal and interest on the Transition Bonds.

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

(b)	The 1999 Restructuring Legislation May be Overturned by the Federal Government Without Full Compensation. The United States Congress or a federal agency may decide that it can preempt the Texas legislature and pass a law or adopt a rule or regulation prohibiting or limiting the collection of transition charges, or otherwise affecting the energy industry. A prohibition of this nature could negate the existence of transition property. As of the date of this report, neither the House nor the Senate committees having primary relevant jurisdiction have considered, or indicated an intent to consider, the prohibition of the recovery of stranded costs or transition charges. The Company cannot predict whether any future bills that prohibit the recovery of stranded costs or regulatory assets, or securitized financing for the recovery of stranded costs, will become law or, if they become law, what their final form or effect will be. The Company can give no assurance that a court would consider the preemption by federal law of the Texas 1999 Restructuring Legislation a taking of property from the Company or from the holders of the Transition Bonds. Moreover, even if this preemption of the 1999 Restructuring Legislation and/or the Financing Order by the federal government were considered a taking under the US Constitution for which the government had to pay the estimated market value of the taken transition property at the time of the taking, the Company can give no assurance that this compensation would be sufficient to pay the full amount of principal of and interest on the Transition Bonds or to pay such amounts on a timely basis.

The Company and Oncor have agreed to take legal or administrative action as may be reasonably necessary to block or overturn any attempts to cause a repeal, modification or amendment to the 1999 Restructuring Legislation, the Financing Order or the transition property.

Neither the Company, Oncor nor any successor seller or servicer will indemnify an investor for any changes in the law that may affect the value of the Transition Bonds. In addition, any action by the US Congress or Texas legislature, even if the action is ultimately determined to be invalid, and even if full compensation is ultimately provided to the holders of Transition bonds, might result in costly and time-consuming litigation. Any litigation of this type might adversely affect the price and liquidity of the Transition Bonds and the dates of payment of interest and principal. Moreover, given the lack of judicial precedent directly on point, and the novelty in Texas of transition property as security for Transition Bonds, the Company cannot predict the outcome of any litigation with certainty. Accordingly, an investor may suffer a loss on or delay in recovery of an investment in the Transition Bonds.

(c)	The PUCT May Take Future Actions Which May Reduce the Value of an Investment in Transition Bonds. The 1999 Restructuring Legislation provides that the Financing Order is irrevocable upon issuance and is not subject to reduction, impairment or adjustment by further action of the PUCT, except for the true-up adjustments. The State of Texas (including the PUCT) has pledged that it will not take or permit any action to amend, alter or impair the value of transition property created under the Financing Order, except as permitted in true-up adjustments, until the principal, interest and premium, if any, and any other charges incurred and contracts to be performed in connection with the Transition Bonds have been paid and performed in full. The PUCT guarantees that it will take specific actions pursuant to the Financing Order, as expressly authorized by the 1999 Restructuring Legislation, to ensure that transition charge revenues are sufficient to pay principal and interest on the Transition Bonds. However, the PUCT retains the power to adopt, revise or rescind rules or regulations affecting the seller or a successor utility. The PUCT also retains the power to interpret the Financing Order. Any new or amended regulations or orders by the PUCT, for example, could affect the ability of the servicer to collect the transition charges in full and on a timely basis. The seller of the transition property has agreed to take legal or administrative action to resist any PUCT rule, regulation or decision that would reduce the value of the transition property. The Company cannot assure an investor that the seller would be successful in its efforts. Thus, future PUCT rules, regulations or decisions may adversely affect the rating of the Transition Bonds, their price or the rate of transition charge collections and, accordingly, the amortization of Transition Bonds and their weighted average lives. As a result, an investor could suffer a loss in connection with an investment in Transition Bonds.

The servicer is required to file with the PUCT, on behalf of the Company, any requested adjustments of the transition charges. The Company cannot assure that the foregoing adjustment procedures and adjustments will not be challenged. Such challenges could result in costly and time-consuming litigation. A shortfall or material delay in transition charge collections due to inaccurate forecasts, delayed implementation of true-up adjustments or the failure to implement a true-up adjustment could result in payments of principal of and interest on the Transition Bonds not being paid according to the expected amortization schedule, lengthening the weighted average life of the Transition Bonds, or in principal and interest not being paid at all. As a result, an investor could suffer a loss in connection with an investment.

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

Inaccurate forecasting of electricity consumption by the servicer could result from, among other things:

•	warmer winters or cooler summers, resulting in less electricity consumption than forecasted;

•	general economic conditions being worse than expected, causing customers to migrate from Oncor’s service territory or reduce their electricity consumption;

•	the occurrence of a natural disaster, such as a tornado, or an act of war or terrorism or other catastrophic event unexpectedly disrupting electrical service and reducing usage;

•	problems with electricity generation, transmission or distribution resulting from the change in the market structure of the electric industry;

•	customers ceasing business or departing Oncor’s service territory;

•	dramatic changes in electricity prices resulting in decreased consumption;

•	customers consuming less electricity because of increased conservation efforts or increased electricity usage efficiency, or

•	customers switching to alternative sources of energy, including self-generation of electric power.

Inaccurate forecasting of delinquencies or charge-offs by the servicer could result from, among other things:

•

unexpected deterioration of the economy or the occurrence of a natural disaster, or an act of war or terrorism or other catastrophic event or the declaration of a disconnect moratorium causing greater charge-offs than expected or forcing Oncor or a successor distribution company to grant additional payment relief to more customers;

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

There are Uncertainties Associated with Collecting the Transition Charges, and There is Unpredictability Associated with a Deregulated Electricity Market. The predictions associated with billing and collecting transition charges are based primarily on historical collection of payments and forecasted energy usage for which Oncor has records available. These usage and collection records, however, may not reflect customers’ payment patterns or energy usage in the competitive market. A shortfall or material delay in collecting transition charges could result in Transition Bond principal not being paid according to the expected amortization schedule, lengthening the weighted average life of the Transition Bonds, or in principal and interest not being paid at all. As a result, an investor could suffer a loss in connection with the investment.

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

Upon a default under a servicing agreement based upon the commencement of a case by or against the servicer under the US Bankruptcy Code or similar laws, the Indenture Trustee and the Company may be prevented from effecting a transfer of servicing. The 1999 Restructuring Legislation provides that upon a default under the Transition Bonds, which may result from servicer’s failure to make required remittances, the Indenture Trustee would have the right to apply to the PUCT for an order that amounts arising from transition charges be transferred to a separate account, and to apply to the district court of Travis County, Texas for an order for sequestration and payment of revenues arising from the transition charges. However, in the event that the servicer becomes subject to a bankruptcy proceeding, federal bankruptcy law may prevent the PUCT or the Texas court from issuing or enforcing these orders. The Indenture requires the Indenture Trustee to request an order from the bankruptcy court to permit the PUCT or the Texas court to issue and enforce these orders. However, the bankruptcy court may deny the request. The failure of the servicer to make required remittances would likely result in a default under the Indenture.

Under an intercreditor agreement among the Company, Oncor, the Transition Bond parties and the parties to EFH Corp.’s receivables financing program, a replacement servicer would require the agreement of both the Indenture Trustee and the other parties to the intercreditor agreement. If the Indenture Trustee and the other parties are unable to agree on a replacement servicer within 10 business days, Oncor’s independent registered public accounting firm (independent auditors) would appoint the replacement servicer.

It May Be Difficult to Collect the Transition Charges from REPs. As part of the restructuring of the Texas electric industry, retail customers in Oncor’s service territory began, as of January 1, 2002, purchasing electricity and related services from REPs rather than Oncor. Oncor is no longer permitted to sell electricity directly to retail customers. EFH Corp. currently has an affiliated REP that provides electricity and related services to retail customers in Oncor’s service territory. In the future, EFH Corp. may establish additional affiliated REPs or divest itself of one or more affiliated REPs. The 1999 Restructuring Legislation requires Oncor to allow each REP, including EFH Corp.’s affiliated REP, pursuant to a tariff to be filed by Oncor and approved by the PUCT, to issue a single bill to customers purchasing electricity from that REP. This single bill includes all charges related to purchasing electricity from the REP, including delivery services from Oncor and the applicable transition charges. Retail customers will pay transition charges to REPs who supply them with electric power. The REPs will be obligated to remit payments of transition charges to the servicer less a specified percentage allowance for charge-offs or delinquent customer accounts whose service has been terminated, within 35 days of billing from the servicer, even if the REPs do not collect the charges from retail customers. The charge-off percentage will initially be based on the servicer’s system-wide charge-off percentage but will then be recalculated annually for each REP in conjunction with the true-up adjustment process. Each REP’s recourse for transition charge payments remitted to the servicer but not collected ultimately from customers will be limited to a credit against future transition charge payments unless the REP and the servicer agree to alternative arrangements, but in no event will the REP have recourse to the Company or the Company’s funds for such payments. In the event that the REP does not pay the transition charges to the servicer, the servicer will have the right to collect transition charges directly from those retail customers who receive their electricity bills from the REP and have not paid the REP. REPs will bill most retail customers for the transition charges, and as a result the Company will have to rely on a relatively small number of entities for the collection of the bulk of the transition charges. The servicer will not pay any shortfalls resulting from the failure of any REP to forward transition charge collections. This may adversely affect an investment in Transition Bonds because:

•

REPs might use more permissive standards in bill collection and credit appraisal with respect to their customers in Oncor’s service territory, or might be less effective in billing and collecting. As a result, those REPs may not be as successful in collecting the transition charges as the servicer anticipated when setting the transition charge.

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

Under these provisions, as a result of the previous downgrade of TCEH’s credit rating to below investment grade, Oncor’s affiliated REP, TCEH, will be required to post collateral support in an amount equal to estimated transition charges over specified time periods. As of January 30, 2009, TCEH has posted collateral support of approximately $13 million with Oncor for the benefit of the Company.

Credit support other than cash must be provided by an investment-grade entity. Documents representing any other form of credit support will be held by the Indenture Trustee. Although the Indenture Trustee will maintain the REP security deposit subaccount, it will not have an ownership interest in such subaccount. However, the Indenture Trustee will have a security interest in the Company’s rights with respect to such subaccount and Oncor, as servicer, has agreed to use its reasonable best efforts to obtain a security agreement from each REP with respect to such REP’s security deposit subaccount. In the event that a REP defaults in remitting transition charges, the servicer may direct the Indenture Trustee to withdraw or seek recourse for the amount of the payment default or, if less, withdraw the full amount of that REP’s security deposit from the REP security deposit subaccount or seek full recourse against any other form of credit support provided for deposit into the general subaccount of the applicable series.

In addition, the 1999 Restructuring Legislation provides for one or more REPs in each designated geographical area to be designated the POLR for such area or for specified classes of customers in such area. The 1999 Restructuring Legislation requires the POLR to offer a standard retail service package of basic electric service to retail customers in its designated area at a fixed, nondiscountable rate approved by the PUCT, regardless of the creditworthiness of the customer. The REP serving as the POLR may face greater difficulty in bill collection than other REPs; therefore, the servicer may face greater difficulty in collecting transition charges from the REP serving as the POLR.

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

Changes to Billing and Collection Practices May Reduce the Value of An Investment in Transition Bonds. The Financing Order issued to Oncor under the 1999 Restructuring Legislation sets forth the methodology for determining the amount of the transition charges the Company may impose on each customer. The servicer cannot change this methodology without approval from the PUCT. However, Oncor, as servicer, may set its own billing and collection arrangements with REPs and with those customers from whom it collects the transition charges directly, provided that these arrangements comply with PUCT customer safeguards. For example, to recover part of an outstanding bill, Oncor may agree to extend a REP’s or a customer’s payment schedule or to write-off the remaining portion of the bill including transition charges. Also, Oncor, or a successor to Oncor as servicer, may change billing and collection practices. Any change to billing and collection practices may have an adverse or unforeseen impact on the timing and amount of customer payments and may reduce the amount of transition charge collections and thereby limit the Company’s ability to make scheduled payments on the Transition Bonds. Separately, the PUCT may require changes to these practices. Any changes in billing and collection regulations might adversely affect the billing terms and the terms of remittances by REPs to the servicer or make it more difficult for the servicer to collect the transition charges. These changes may adversely affect the value of the Transition Bonds and their amortization and, accordingly, their weighted average lives.

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

Risks Associated with Potential Bankruptcy Proceedings

The Servicer Will Commingle the Transition Charges with Other Revenues, Which May Obstruct Access to the Transition Charges in Case of the Servicer’s Bankruptcy. The servicer does not segregate the transition charges from its general funds. The transition charges are segregated only when the servicer pays them to the Indenture Trustee and the Indenture Trustee deposits them to the applicable collection account. The servicer is permitted to remit collections on a monthly basis if Oncor or a successor to Oncor’s electric public utility business remains the servicer, no servicer default has occurred, and if:

•	the servicer meets certain credit ratings requirements of the applicable rating agencies, or

•	the servicer provides credit enhancement satisfactory to the applicable rating agencies to assure remittance by the servicer to the Indenture Trustee of the transition charges it collects.

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

If a REP Enters Bankruptcy Proceedings, Transition Charge Payments Made by that REP to the Servicer May Constitute Preferences, and the Servicer May be Required to Return such Funds to the Bankruptcy Estate of the REP. In the event of a bankruptcy of a REP, a party-in-interest may take the position that the remittance of funds prior to bankruptcy to the servicer, pursuant to the Financing Order, constitutes a preference under bankruptcy law. If a court were to hold that the remittance of funds constitutes a preference, any such remittance within 90 days of the filing of the bankruptcy petition could be avoidable, and the funds could be required to be returned to the bankruptcy estate of the REP by the Company or the servicer. To the extent that transition charges have been commingled with the general funds of the REP, the risk that a court would hold that a remittance of funds was a preference would increase. The Company or the servicer may be considered an “insider” with any REP that is affiliated with the Company or the servicer. If the servicer or the Company is considered to be an “insider” of the REP, any such remittance made within one year of the filing of the bankruptcy petition could be avoidable as well if the court were to hold that such remittance constitutes a preference. In either case, the Company or the servicer would merely be an unsecured creditor of the REP. If any funds were required to be returned to the bankruptcy estate of the REP, the Company would expect that the amount of any future transition charges would be increased through the true-up mechanism to recover the amount returned.

If the Servicer Enters Bankruptcy Proceedings, the Collections of the Transition Charges Held By the Servicer as of the Date of Bankruptcy May Constitute Preferences, Which Means These Funds Would Be Unavailable to Pay Amounts Owing on the Transition Bonds. In the event of a bankruptcy of the servicer, a party-in-interest may take the position that the remittance of funds prior to bankruptcy of the servicer, pursuant to the Financing Order, constitutes a preference under bankruptcy law. If a court were to hold that the remittance of funds constitutes a preference, any such remittance within 90 days of the filing of the bankruptcy petition could be avoidable, and the funds could be required to be returned to the bankruptcy estate of the servicer. To the extent that transition charges have been commingled with the general funds of the servicer, the risk that a court would hold that a remittance of funds was a preference would increase. In such case, the Company would merely be an unsecured creditor of the servicer. If any funds were required to be returned to the bankruptcy estate of the servicer, the Company would expect that the amount of any future transition charges would be increased through the true-up mechanism to recover the amount returned.

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

The Sale of the Transition Property Could Be Construed as a Financing and Not a Sale in a Case of Oncor’s Bankruptcy Which Could Delay or Limit Payment on the Transition Bonds. The 1999 Restructuring Legislation provides that the characterization of a transfer of transition property as a sale or other absolute transfer will not be affected or impaired in any manner by treatment of the transfer as a financing for federal or state tax purposes or financial reporting purposes. The Company and Oncor have treated the transaction as a sale under applicable law, although for financial reporting and federal and state income and franchise tax purposes the transaction has been treated as a financing and not a sale. In the event of a bankruptcy of Oncor, a party-in-interest in the bankruptcy may assert that the sale of the transition property to the Company was a financing transaction and not a sale or other absolute transfer and that the treatment of the transaction for financial reporting and tax purposes as a financing and not a sale lends weight to that position. In a bankruptcy court case involving LTV Steel Company, the debtor obtained an interim emergency motion to use collections from accounts and inventory that it had sold on the grounds that the sales were in fact disguised financings. The circumstances under which the LTV Steel Company ruling would be followed by other courts are not certain. If a court were to adopt reasoning similar to that of the court in the LTV Steel case or were otherwise to characterize the transaction as a financing, the Company would be treated as a secured creditor of Oncor in the bankruptcy proceedings. Although the Company would in that case have a security interest in the transition property, the Company would not likely be entitled to access to the transition charge collections during the bankruptcy and would be subject to the typical risks of a secured creditor in a bankruptcy case, including the possible bankruptcy risks described in the immediately preceding risk factor. As a result, repayment on the Transition Bonds could be significantly delayed, and a plan of reorganization in the bankruptcy might permanently modify the amount and timing of payments to the Company of transition charge collections and, therefore, the amount and timing of funds available to the Company to make payments on the Transition Bonds.

Claims Against Oncor or any Successor Seller May Be Limited in the Event of a Bankruptcy of the Seller. If the seller were to become a debtor in a bankruptcy case, claims, including indemnity claims, by the Company against the seller under the applicable sale agreement and the other documents executed in connection with the applicable sale agreement would be unsecured claims and would be subject to being discharged in the bankruptcy case. In addition, a party-in-interest in the bankruptcy may request that the bankruptcy court estimate any contingent claims that the Company had against the seller. That party may then take the position that these claims should be estimated at zero or at a low amount because the contingency giving rise to these claims is unlikely to occur. If the seller were to become a debtor in a bankruptcy case and the indemnity provisions of the applicable sale agreement were triggered, a party-in-interest in the bankruptcy might challenge the enforceability of the indemnity provisions. If a court were to hold that the indemnity provisions were unenforceable, the Company would be left with a claim for actual damages against the seller based on breach of contract principles. The actual amount of these damages would be subject to estimation and/or calculation by the court. The Company cannot give any assurance as to the result if any of the above-described actions or claims were made. Furthermore, the Company cannot give any assurance as to what percentage of their claims, if any, unsecured creditors would receive in any bankruptcy proceeding involving the seller.

A Bankruptcy of Oncor or Any Successor Seller Would Limit the Remedies Available to the Indenture Trustee. Upon an event of default under the Indenture, the 1999 Restructuring Legislation permits the Indenture Trustee to enforce the security interest in the transition property in accordance with the terms of the Indenture. In this capacity, the Indenture Trustee is permitted to request a Travis County, Texas district court to order the sequestration and payment to bondholders of all revenues arising with respect to the transition property. There can be no assurance, however, that the Travis County, Texas district court would issue this order after a seller bankruptcy in light of the automatic stay provisions of Section 362 of the US Bankruptcy Code. In that event, the Indenture Trustee would be required to seek an order from the bankruptcy court lifting the automatic stay to permit this action by the Texas court, and an order requiring an accounting and segregation of the revenues arising from the transition property. There can be no assurance that a court would grant either order.

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

An Investor Might Receive Principal Payments Later, or Earlier, Than Expected. The amount and the rate of collection of transition charges that Oncor will collect from each customer class will partially depend on actual electricity usage and the amount of collections and write-offs for that customer class. The amount and the rate of collection of transition charges, together with the transition charge adjustments described above, will generally determine whether there is a delay in the scheduled repayments of Transition Bond principal. If Oncor collects transition charges at a slower rate than expected from any customer class or REP, it may have to request adjustments to the transition charges. If those adjustments are not timely and accurate, investors may experience a delay in payments of principal and interest or a material decrease in the value of their investment. If there is an acceleration of the Transition Bonds before maturity, all classes will be paid pro rata and, therefore, some classes may be paid earlier than expected, and some classes may be paid later than expected.

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

Item 3.	LEGAL PROCEEDINGS

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable. All outstanding common membership interests in the Company are held by Oncor.

Item 6.	SELECTED FINANCIAL DATA

Item 6 is not presented herein as the Company meets the conditions set forth in General Instruction (I) (1) of Form 10-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required hereunder for the Company is in its reduced format as allowed for under General Instruction (I) (1) and (2)(a) of Form 10-K. All dollar amounts in the tables in the following discussion and analysis are stated in thousands of US dollars unless otherwise indicated.

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

As part of the Merger, to enhance the separateness between the Oncor Ring-Fenced Entities and the Texas Holdings Group, various legal, financial and contractual provisions were implemented. Such “ring-fencing” measures included, among other things: TXU Electric Delivery Company’s name change to Oncor Electric Delivery Company; the formation of a new special purpose holding company for Oncor, Oncor Holdings, as one of the Oncor Ring-Fenced Entities; the conversion of Oncor from a corporation to a limited liability company named “Oncor Electric Delivery Company LLC”; maintenance of separate books and records for the Oncor Ring-Fenced Entities; changes to Oncor’s corporate governance provisions; appointment of a majority of independent directors to Oncor’s board of directors; physical separation of Oncor’s headquarters from Luminant and TXU Energy; amendments to contracts between the Oncor Ring-Fenced Entities and the Texas Holdings Group, and prohibitions on the Oncor Ring-Fenced Entities’ providing credit support to, or receiving credit support from, any member of the Texas Holdings Group. The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of the Texas Holdings Group, including TXU Energy and Luminant, and none of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or other obligations of any member of the Texas Holdings Group. Moreover, the cash flows of the Oncor Ring-Fenced Entities and their results of operations are separate from those of the Texas Holdings Group.

Sale of Oncor Minority Interest

On November 5, 2008, Oncor sold a 19.75% minority stake to an investor group. The investor group is led by certain firms from Canada and Singapore and is not affiliated with any member of the Sponsor Group, Texas Holdings or EFH Corp. The investor group paid $1.254 billion for the minority stake.

Purchase Accounting

For EFH Corp., the Merger was recorded using purchase accounting in accordance with the provisions of SFAS 141, whereby the total purchase price of the transaction was allocated to EFH Corp.’s identifiable tangible and intangible assets acquired and liabilities assumed based on their fair values, and the excess of the purchase price over the fair value of the net assets was recorded as goodwill. A review of the SEC regulations indicated that the Company’s financial statements were not required to use push-down accounting; therefore, the assets and liabilities of the Company were not recorded at their fair values as of the closing date of the Merger.

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

Revenue Recognition — The Company’s revenue includes an estimate for the transition charges billed to REPs by Oncor, as servicer, from the meter reading date to the end of the period (unbilled revenues). The unbilled revenue is based on actual daily revenues for the most recent metered period, adjusted for weather and other measurable factors that affect consumption, applied to the number of unmetered days through the end of the period. Accrued unbilled revenues totaled $8,432 thousand, $8,954 thousand and $7,930 thousand at December 31, 2008, 2007 and 2006, respectively.

RESULTS OF OPERATIONS — 2008 compared to 2007 and 2007 compared to 2006

Operating revenues decreased $7,448 thousand, or 5%, to $140,711 thousand for the year ended December 31, 2008, and decreased $5,342 thousand, or 3%, to $148,159 thousand for the year ended December 31, 2007, as described below:

•

Transition charge revenues decreased $5,326 thousand, or 4%, to $139,893 thousand for the year ended December 31, 2008 driven by a decrease in the transition charge tariff reflecting annual true-up adjustments (see Note 1 to Financial Statements), partially offset by an increase in volumes delivered. Transition charge revenues decreased $5,541 thousand, or 4%, to $145,219 thousand for the year ended December 31, 2007 driven by a decrease in volumes delivered (due in part to the effects of cooler, below normal summer weather in 2007 and hotter than normal weather in 2006) and a decrease in the transition charge tariff reflecting annual true-up adjustments.

•

Investment income decreased $2,122 thousand, or 72%, to $818 thousand for the year ended December 31, 2008 primarily due to lower interest rates. Investment income increased $199 thousand, or 7%, to $2,940 thousand for the year ended December 31, 2007 primarily due to higher investment balances. Investment income represents earnings on restricted cash balances. The restricted cash is invested in short-term US government securities.

Interest expense decreased $3,634 thousand, or 7%, to $45,689 thousand for the year ended December 31, 2008 and $3,171 thousand, or 6%, to $49,323 thousand for the year ended December 31, 2007. The changes reflect scheduled principal payments on the Transition Bonds.

Amortization of transition property increased $2,741 thousand, or 3%, to $100,145 thousand for the year ended December 31, 2008 and $3,743 thousand, or 4%, to $97,404 thousand for the year ended December 31, 2007 reflecting increased principal payments on the Transition Bonds. See discussion under “Amortization” in Note 1 to the Financial Statements.

The Company recorded a reduction of expenses for the under-recovery of transition charges of $6,205 thousand and $157 thousand for the years ended December 31, 2008 and 2007, respectively, and expenses for the over-recovery of transition charges of $5,887 thousand for the year ended December 31, 2006. See discussion under “Over/Under-Recovery of Transition Charges” in Note 1 to the Financial Statements.

Net income totaled $252 thousand, $759 thousand and $629 thousand for the years ended December 31, 2008, 2007 and 2006, respectively. Net income includes interest earned on the Indenture Trustee reserve account and capital subaccounts, which the Company expects to periodically distribute to Oncor as released by the Indenture Trustee. See Note 4 to the Financial Statements.

FINANCIAL CONDITION

Cash Flows — Cash flows provided by operating activities decreased $5,099 thousand, or 5%, to $93,958 thousand for the year ended December 31, 2008. The decrease reflected:

•	lower transition charge revenues of $5,326 thousand somewhat offset by a relative decrease in transition charge receivables of $1,049 thousand, reflecting annual true-up adjustments;

•	a decrease of $2,122 thousand in investment income primarily due to lower interest rates, and

•	the receipt of $2,251 thousand more net customer deposits (reported in other current liabilities on the balance sheet) in the 2007 period,

partially offset by a $3,552 thousand decrease in cash interest payments as a result of principal payments on the Transition Bonds.

Cash flows provided by operating activities decreased $7,288 thousand, or 7%, to $99,057 thousand for the year ended December 31, 2007. The decrease reflected:

•

lower transition charge revenue of $5,541 thousand and relative change in transition charge receivables, which decreased $766 thousand, driven by lower delivered volumes due in part to the effects of cooler, below normal summer weather in 2007 and hotter than normal weather in 2006 and a decrease in the transition charge tariff reflecting the May 2007 and August 2007 annual true-up adjustments. The adjustments reduced the transition charge tariff to a more normal level as compared to the tariffs in late 2005 and early 2006, and

•	an unfavorable change of $4,108 thousand in customer deposits reflecting a REP replacing its letter of credit held as collateral with cash in 2006,

partially offset by lower interest payments of $2,956 thousand in 2007 as a result of scheduled principal payments on the Transition Bonds.

Financing activities used cash flows of $99,938 thousand, $97,122 thousand and $93,714 thousand in 2008, 2007 and 2006, respectively. Financing activities for each period are presented in the table below:

	Year Ended December 31,
	2008	2007	2006
Cash used in financing activities:
Semiannual payments on the 2003 Bonds	$(39,024)	$(37,514)	$(36,577)
Semiannual payments on the 2004 Bonds	(60,409)	(59,034)	(56,520)
Distributions to parent of interest income earned on the Indenture Trustee reserve account	(505)	(574)	(617)

Total cash used in financing activities	$(99,938)	$(97,122)	$(93,714)

Cash flows provided by investing activities totaled $5,784 thousand in 2008. Cash flows used in investing activities totaled $1,739 thousand and $12,630 thousand in 2007 and 2006, respectively. The investing activity represents changes in the balances of restricted cash accounts.

As discussed in Note 1 to the Financial Statements, Oncor, as servicer, files for increases or decreases (true-ups) in transition charges with the PUCT to ensure sufficient funds will be collected during the following period to meet scheduled payments on the Transition Bonds and to maintain the capital and over-collateralization subaccounts at the required levels. The latest filings of the annual true-ups for the Transition Bonds were in August and May 2008. Based on the approved transition charges and current forecast of customer usage, the Company expects that revenues collected will be sufficient to make the scheduled payments.

As of December 31, 2008, restricted cash included the balance in the capital subaccount of $2,508 thousand compared to the required level of $2,500 thousand for the 2003 Bonds and $3,950 thousand compared to the required level of $3,949 thousand for the 2004 Bonds. Additionally, as of December 31, 2008, the balance in the over-collateralization subaccount for the 2003 Bonds was $1,044 thousand, compared to the required level of $1,042 thousand, and for the 2004 Bonds was $476 thousand, compared to the required level of $1,481 thousand. There are no penalties as a result of being above or below the required levels in the capital and over-collateralization subaccounts. Any future shortfalls in the subaccounts for either series of Transition Bonds would be addressed in future true-up filings.

Member’s Interest — The Company receives interest income with respect to its Indenture Trustee reserve account and capital subaccounts. The Company intends to periodically distribute to Oncor interest income in the Indenture Trustee reserve account and the capital subaccounts as released by the Indenture Trustee. Interest income totaling $505 thousand, $574 thousand and $617 thousand was distributed to Oncor in 2008, 2007 and 2006, respectively. The distributions were recorded as a reduction in member’s interest.

FINANCING ACTIVITIES

The Company’s financing needs are limited to issuance of the Transition Bonds. There is no provision to allow for any other borrowings.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — The terms of the Indenture contain financial covenants that require maintenance of specified collateral deposits in proportion to the aggregate principal amount of the Transition Bonds outstanding. As of December 31, 2008, the Company was in compliance with such covenants.

On November 5, 2008, Oncor, the current servicer, sold a 19.75% minority stake to an investor group to further enhance the servicer’s separation from Texas Holdings, EFH Corp. and EFH Corp.’s other subsidiaries. In connection with the servicer’s execution of the agreement, S&P upgraded the servicer’s issuer credit rating and the servicer’s long-term debt ratings by two notches from BBB- to BBB+, and Moody’s upgraded the servicer’s long-term debt ratings by one notch from Ba1 to Baa3. Simultaneous with the Moody’s upgrade, Moody’s withdrew its issuer credit rating of Ba1 previously assigned to the servicer. As a matter of practice, Moody’s does not assign issuer credit ratings for investment grade utility companies. S&P, Moody’s and Fitch have all placed the ratings for the servicer on “stable outlook”.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by the Company contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to the risks discussed under “Risk Factors” and the following important factors, among others, that could cause the actual results of the Company to differ materially from those projected in such forward-looking statements:

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of

Oncor Electric Delivery Transition Bond Company LLC:

We have audited the accompanying balance sheets of Oncor Electric Delivery Transition Bond Company LLC (the “Company”) as of December 31, 2008 and 2007, and the related statements of income, cash flows and member’s interest for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Dallas, Texas

March 2, 2009

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

STATEMENTS OF INCOME

(thousands of dollars)

	Year Ended December 31,
	2008	2007	2006
Operating revenues:
Transition charge revenue	$139,893	$145,219	$150,760
Investment income	818	2,940	2,741

Total operating revenues	140,711	148,159	153,501

Operating expenses:
Interest expense	45,689	49,323	52,494
Amortization of transition property	100,145	97,404	93,661
Over/(under) recovery of transition charges	(6,205)	(157)	5,887
Servicing fees, administrative and general expenses	830	830	830

Total operating expenses	140,459	147,400	152,872

Net income	$252	$759	$629

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

STATEMENTS OF CASH FLOWS

(thousands of dollars)

	Year Ended December 31,
	2008	2007	2006
Cash flows—operating activities:
Net income	$252	$759	$629
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of transition property	100,145	97,404	93,661
Over/(under) recovery of transition charges	(6,205)	(157)	5,887
Changes in operating assets	1,349	300	1,095
Changes in operating liabilities	(1,583)	751	5,072

Cash provided by operating activities	93,958	99,057	106,344

Cash flows—financing activities:
Repayment of debt	(99,433)	(96,548)	(93,097)
Distribution paid to parent	(505)	(574)	(617)

Cash used in financing activities	(99,938)	(97,122)	(93,714)

Cash flows—investing activities:
Change in restricted funds	5,784	(1,739)	(12,630)

Cash provided by (used in) investing activities	5,784	(1,739)	(12,630)

Net increase in cash and cash equivalents	(196)	196	—
Cash and cash equivalents, beginning of period	197	1	1

Cash and cash equivalents, end of period	$1	$197	$1

Supplemental cash flow disclosures:
Cash paid for interest	$46,544	$50,096	$53,052

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

BALANCE SHEETS

(thousands of dollars)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$1	$197
Restricted cash (Note 5)	50,698	56,394
Transition charge receivable:
Affiliates	8,239	9,565
All other	11,411	11,434

Total current assets	70,349	77,590
Investments:
Restricted funds held in trust (Note 5)	16,458	16,546
Transition property, net of accumulated amortization of $435,758 and $335,613	854,019	954,164

Total assets	$940,826	$1,048,300

LIABILITIES AND MEMBER’S INTEREST

Current liabilities:
Long-term debt due currently	$103,244	$99,433
Accounts payable—affiliate	265	265
Accrued interest	9,587	10,442
Other current liabilities	8,613	9,341

Total current liabilities	121,709	119,481
Transition bonds (Note 3)	775,109	878,353
Regulatory liability	27,585	33,790

Total liabilities	924,403	1,031,624
Member’s interest (Note 4)	16,423	16,676

Total liabilities and member’s interest	$940,826	$1,048,300

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

STATEMENTS OF MEMBER’S INTEREST

(thousands of dollars)

	Year Ended December 31,
	2008	2007	2006
Member’s interest:
Balance at beginning of year	$16,676	$16,491	$16,479
Distributions paid to parent	(505)	(574)	(617)
Net income	252	759	629

Total member’s interest at end of year	$16,423	$16,676	$16,491

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

NOTES TO FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

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

As part of the Merger, to enhance the separateness between the Oncor Ring-Fenced Entities and the Texas Holdings Group, various legal, financial and contractual provisions were implemented. Such “ring-fencing” measures included, among other things: TXU Electric Delivery Company’s name change to Oncor Electric Delivery Company; the formation of a new special purpose holding company for Oncor, Oncor Holdings, as one of the Oncor Ring-Fenced Entities; the conversion of Oncor from a corporation to a limited liability company named “Oncor Electric Delivery Company LLC”; maintenance of separate books and records for the Oncor Ring-Fenced Entities; changes to Oncor’s corporate governance provisions; appointment of a majority of independent directors to Oncor’s board of directors; physical separation of Oncor’s headquarters from Luminant and TXU Energy; amendments to contracts between the Oncor Ring-Fenced Entities and the Texas Holdings Group, and prohibitions on the Oncor Ring-Fenced Entities’ providing credit support to, or receiving credit support from, any member of the Texas Holdings Group. The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of the Texas Holdings Group, including TXU Energy and Luminant, and none of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or other obligations of any member of the Texas Holdings Group. Moreover, the cash flows of the Oncor Ring-Fenced Entities and their results of operations are separate from those of the Texas Holdings Group.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007. All dollar amounts in the financial statements and tables in the notes are stated in thousands of US dollars unless otherwise indicated.

For EFH Corp., the Merger was recorded using purchase accounting in accordance with the provisions of SFAS 141, whereby the total purchase price of the transaction was allocated to EFH Corp.’s identifiable tangible and intangible assets acquired and liabilities assumed based on their fair values, and the excess of the purchase price over the fair value of the net assets was recorded as goodwill. A review of the SEC regulations indicated that the Company’s financial statements were not required to use push-down accounting; therefore, the assets and liabilities of the Company were not recorded at their fair values as of the closing date of the Merger.

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

Regulatory Assets and Liabilities

The Company’s business meets the applicability criteria of SFAS 71. This accounting standard recognizes the cost-based rate-making process, which may result in differences in the application of generally accepted accounting principles between regulated and non-regulated entities. The regulatory liability balances of $27,585 thousand and $33,790 thousand at December 31, 2008 and 2007, respectively, consist of over-recovery of transition charges as discussed below.

Revenue Recognition

The Company records revenue for transition charges under the accrual method of accounting. Revenues are recognized when transition charges are billed by Oncor, as servicer, to REPs for their connected customers on the basis of periodic cycle meter readings. The Company’s revenue includes an estimate for the transition charges that will be billed to REPs by Oncor, as servicer, from the meter reading date to the end of the period (unbilled revenues). The unbilled revenue is based on actual daily revenues for the most recent metered period, adjusted for weather and other measurable factors that affect consumption, applied to the number of unmetered days through the end of the period.

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

Amortization

The transition property acquired from Oncor, which totaled $1.290 billion at acquisition date, is amortized over the life of the Transition Bonds in an amount equal to the scheduled principal payments of the original debt amounts.

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

Pursuant to administration and servicing agreements between the Company and Oncor, Oncor furnishes to the Company, at a fixed fee per year, billing, payment processing, collection, accounting, clerical, secretarial and other administrative services, which are classified as administrative and general expenses in the income statement. The Company’s expense for servicing and administration activities performed by Oncor totaled $826 thousand, $826 thousand and $931 thousand for the years ended December 31, 2008, 2007 and 2006, respectively.

Transition charges billed to the REP subsidiaries of TCEH, which are included in operating revenues, totaled $57,822 thousand, $63,859 thousand and $71,088 thousand for the years ended December 31, 2008, 2007 and 2006, respectively. The balance of the transition charge receivable due from the REP subsidiaries of TCEH totaled $8,239 thousand and $9,565 thousand at December 31, 2008 and 2007, respectively.

Oncor, as servicer of the Transition Bonds, collects security deposits from REPs for payment of the REPs’ transition charges and remits these amounts to the Company as they are collected. No amounts were outstanding from Oncor at December 31, 2008 and 2007. Oncor reviews the security amount for the REPs quarterly and requests increases when required.

Also see discussion in Note 4 regarding cash distributions.

3.	FINANCING ARRANGEMENTS

Long-Term Debt

At December 31, 2008 and 2007, the Company’s long-term debt consisted of the following:

	December 31,
	2008	2007
4.030% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2010	$53,582	$92,606
4.950% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2013	130,000	130,000
5.420% Fixed Series 2003 Bonds due in semiannual installments through August 15, 2015	145,000	145,000
3.520% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2009	38,994	99,403
4.810% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2012	221,000	221,000
5.290% Fixed Series 2004 Bonds due in semiannual installments through May 15, 2016	289,777	289,777

Total	878,353	977,786

Less amount due currently	(103,244)	(99,433)

Total long-term debt	$775,109	$878,353

The transition property sold to the Company, as well as restricted cash of $6,458 thousand in the capital subaccount at December 31, 2008, are pledged as collateral for the Transition Bonds. Collections of transition charges will be used to pay the principal, interest and associated costs of the Transition Bonds. The Company is required to maintain restricted cash pledged as collateral for the Transition Bonds in an amount equal to 0.50% of the initial aggregate principal amount of Transition Bonds outstanding. Should the transition charges collected through the specified payment dates listed above not provide adequate funds to make the scheduled payments of principal, the transition charges can continue to be collected for approximately two years before the Transition Bonds go into default for nonpayment of principal.

Maturities for the years 2009 through 2013 and thereafter of long-term debt instruments outstanding at December 31, 2008, are as follows:

Year
2009	$103,244
2010	107,825
2011	113,085
2012	118,609
2013	124,647
Thereafter	310,943

Total	$878,353

The fair value of the outstanding Transition Bonds was approximately $886,823 thousand and $949,909 thousand as of December 31, 2008 and 2007, respectively. The fair values are estimated based upon market value as determined by quoted market prices.

Financial Covenants — The terms of the Indenture contain financial covenants that require maintenance of specified collateral deposits in proportion to the aggregate principal amount of the Transition Bonds outstanding. As of December 31, 2008, the Company was in compliance with such covenants.

4.	MEMBER’S INTEREST

The Company receives interest income with respect to its Indenture Trustee reserve account and capital subaccounts. Cash distributions to Oncor, the amounts of which represent interest income released by the Indenture Trustee, totaled $505 thousand, $574 thousand and $617 thousand in the years ended December 31, 2008, 2007 and 2006, respectively. The distributions are recorded as a reduction in member’s interest.

5.	RESTRICTED CASH

The Company has established collection accounts with the Indenture Trustee for each series of Transition Bonds. Transition charge collection and payment amounts are applied or withdrawn, as required by the Indenture, from one of the following four subaccounts:

•	General — holds funds to pay allocated Company expenses and make payments and transfers including principal, interest and other amounts as required;

•

Over-collateralization — holds funds to cover any shortfall in transition charge collections. Required funds in the subaccount will be collected, as scheduled, by the servicer over the expected life of the Transition Bonds and are scheduled to ultimately equal 0.50% of the initial principal amount of the Transition Bonds;

•	Reserve — holds funds in excess of the amount necessary to make payments specified from the general subaccount described above;

•

Capital — contains the initial capital contribution of 0.50% of the principal amount of each series of Transition Bonds. Funds in this subaccount are available to the Indenture Trustee to make payments in the event the other three subaccounts are not sufficient. Any funds used from this account are replenished by the Indenture Trustee from subsequent excess transition charge collections. Required funds in the subaccount are equal to 0.50% of the initial principal amount of the Transition Bonds that remain outstanding.

The Company has also established an Indenture Trustee reserve account with the Indenture Trustee to provide for the payment of fees incurred by the Indenture Trustee associated with the Transition Bonds in excess of the annual operating expenses allowed to be collected through the transition charges.

	Balance Sheet Classification
	At December 31, 2008		At December 31, 2007
	Current Assets	Investment	Current Assets	Investment

Collections related to Transition Bonds used only to service debt and pay expenses (includes over-collateralization subaccount of $1,521, —, $2,006 and —)	$50,698	$—	$56,394	$—
Funds for payment of fees associated with Transition Bonds (Indenture Trustee reserve account)	—	10,000	—	10,030
Reserve for shortfalls of Transition Bond charges (capital subaccount)	—	6,458	—	6,516

Total	$50,698	$16,458	$56,394	$16,546

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A(T).	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect as of December 31, 2008. Based on the evaluation performed, the Company’s management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective.

There have been no changes in the Company’s internal controls over financial reporting that have occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Item 10 is not presented herein as the Company meets the conditions set forth in General Instruction (I) (1) of Form 10-K.

Item 11.	EXECUTIVE COMPENSATION

Item 11 is not presented herein as the Company meets the conditions set forth in General Instruction (I) (1) of Form 10-K.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 12 is not presented herein as the Company meets the conditions set forth in General Instruction (I) (1) of Form 10-K.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Item 13 is not presented herein as the Company meets the conditions set forth in General Instruction (I) (1) of Form 10-K.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Deloitte & Touche LLP has been the independent auditor for Oncor since the Merger as well as prior to the Merger as a subsidiary of EFH Corp.

The Company has no Audit Committee of its own, but relies on the Audit Committee of Oncor.

The board of directors of Oncor established an Audit Committee in December 2007 and appointed the Committee members in February 2008. Accordingly, during 2007 the Oncor board of directors had no operational Audit Committee of its own, but relied upon the Audit Committee of the board of directors of EFH Corp. In February 2008, the Oncor Audit Committee adopted a policy relating to the engagement of its independent auditor. This policy is substantially the same policy followed by the EFH Corp. Audit Committee with the exception of the standards of conduct that were added to ensure a common understanding regarding pertinent “separateness undertakings” included in Oncor’s Limited Liability Company Agreement.

The policy provides that in addition to the audit of the financial statements, related quarterly reviews and other audit services, and providing services necessary to complete SEC filings, Oncor’s independent auditor may be engaged to provide non-audit services as described herein. Prior to engagement, all services to be rendered by the independent auditor must be authorized by the Audit Committee in accordance with pre-approval procedures which are defined in the policy. The preapproval procedures require:

1.	the annual review and preapproval by the Audit Committee of all anticipated audit and non-audit services, and

2.	the quarterly preapproval by the Audit Committee of services, if any, not previously approved and the review of the status of previously approved services.

The Audit Committee may also approve certain on-going non-audit services not previously approved in the limited circumstances provided for in the SEC rules. All services performed in 2008 by Deloitte & Touche LLP, the member firms of Deloitte & Touche Tohmatsu and their respective affiliates (Deloitte & Touche) were preapproved.

The policy defines those non-audit services which Oncor’s independent auditor may also be engaged to provide as follows:

1.	Audit related services, including:

(a)	due diligence, accounting consultations and audits related to mergers, acquisitions and divestitures;

(b)	employee benefit plan and political action plan audits;

(c)	accounting and financial reporting standards consultation;

(d)	internal control reviews, and

(e)	attest services, including agreed upon procedures reports that are not required by statute or regulation.

2.	Tax related services, including:

(a)	tax compliance;

(b)	general tax consultation and planning;

(c)	tax advice related to mergers, acquisitions, and divestitures, and

(d)	communications with and request for rulings from tax authorities.

3.	Other services, including:

(a)	process improvement, review and assurance;

(b)	litigation and rate case assistance;

(c)	forensic and investigative services, and

(d)	training services.

The policy prohibits Oncor from engaging its independent auditor to provide:

1.	bookkeeping or other services related to Oncor’s accounting records or financial statements;

2.	financial information systems design and implementation services;

3.	appraisal or valuation services, fairness opinions, or contribution in-kind reports;

4.	actuarial services;

5.	internal audit outsourcing services;

6.	management or human resources functions;

7.	broker-dealer, investment advisor, or investment banking services;

8.	legal and expert services unrelated to the audit, and

9.	any other service that the Public Company Accounting Oversight Board determines, by regulation, to be impermissible.

In addition, the policy prohibits Oncor’s independent auditor from providing tax or financial planning advice to any officer of Oncor.

The policy also contains the following standard of conduct for Oncor’s independent auditor related to staffing and conducting its annual audit:

1.	no member performing the audit of Oncor’s financial statements will be under the direction of the lead member of such firm conducting the financial statement audit work for EFH Corp.;

2.	the audit team will reach its own conclusions as to the sufficiency and adequacy of the audit procedures necessary to conduct the audit;

3.	the audit team accepts the sole responsibility for the opinion on Oncor’s financial statements;

4.	the audit team may use other EFH Corp. auditors as a service provider;

5.	the audit team may consider the Sarbanes-Oxley Act compliance audit team as a service provider;

6.	the audit team may consider the tax compliance audit team as a service provider;

7.	the audit team is not prohibited from sharing the results of its audit procedures or conclusions with the EFH Corp. audit team so that an opinion on the consolidated financial statements can be rendered;

8.	Oncor’s independent auditor shall be bound by the professional standards and the Rules for the Accounting Profession of the Texas State Board of Public Accountancy regarding confidentiality of client information;

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

For the years ended December 31, 2008 and 2007, fees billed (in US dollars) to the Company by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates were as follows:

	2008	2007

Audit Fees. Fees for services necessary to perform the annual audit, review SEC filings, fulfill statutory and other attest service requirements and provide comfort letters and consents	$175,000	$158,000

Audit-Related Fees. Fees for services including employee benefit plan audits, due diligence related to mergers, acquisitions and divestitures, accounting consultations and audits in connection with acquisitions, internal control reviews, attest services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards	50,000	—

Tax Fees. Fees for tax compliance, tax planning, and tax advice related to mergers and acquisitions, divestitures, and communications with and requests for rulings from taxing authorities	—	—

All Other Fees. Fees for services including process improvement reviews, forensic accounting reviews, litigation and rate case assistance	—	—

Total	$225,000	$158,000

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The financial statements’ schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

Oncor Electric Delivery Transition Bond Company LLC Exhibits to 2008 Form 10-K

Exhibits	Previously Filed* With File Number	As Exhibit
3(i)	Articles of Incorporation.

3(a)	333-91935 (Form 8-K filed August 28, 2003)	4(b)	—	Amended and Restated Certificate of Formation dated as of August 11, 2003.

3(ii)	By-laws

3(b)	333-91935 (Form 8-K filed August 28, 2003)	4(a)	—	Amended and Restated Limited Liability Company Agreement dated as of August 21, 2003.

4	Instruments defining the rights of security holders.

4(a)	333-91935 (Form 8-K filed August 28, 2003)	4(c)	—	Indenture dated as of August 21, 2003.

4(b)	333-91935 (Form 8-K filed August 28, 2003)	4(d)	—	Series 2003-1 Supplement dated as of August 21, 2003.

4(c)	333-91935 (Form 8-K filed June 14, 2004)	4	—	Series 2004-1 Supplement dated as of June 7, 2004.

10	Material Contracts.

10(a)	333-91935 (Form 8-K filed August 28, 2003)	10(a)	—	Series 2003-1 Transition Property Purchase and Sale Agreement dated as of August 21, 2003.

10(b)	333-91935 (Form 8-K filed August 28, 2003)	10(b)	—	Series 2003-1 Transition Property Servicing Agreement dated as of August 21, 2003.

10(c)	333-91935 (Form 8-K filed June 14, 2004)	10(a)	—	Series 2004-1 Transition Property Purchase and Sale Agreement dated as of June 7, 2004.

10(d)	333-91935 (Form 8-K filed June 14, 2004)	10(b)	—	Series 2004-1 Transition Property Servicing Agreement dated as of June 7, 2004.

10(e)	333-91935 (Form 8-K filed August 28, 2003)	10(c)	—	Administration Agreement dated as of August 21, 2003.

10(f)	333-91935 (Form 8-K filed August 28, 2003)	10(d)	—	Intercreditor Agreement dated as of August 21, 2003.

Exhibits	Previously Filed* With File Number	As Exhibit
(23)	Consent of Experts.

23			—	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm for Oncor Electric Delivery Transition Bond Company LLC.

(31)	Rule 13a – 14(a)/15d – 14(d) Certifications.

31			—	Certification of David M. Davis, principal financial officer of Oncor Electric Delivery Transition Bond Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits.

99(a)(1)			—	Monthly Servicer Report (Series 2004-1 for October 2008)

99(a)(2)			—	Monthly Servicer Report (Series 2004-1 for November 2008)

99(a)(3)			—	Monthly Servicer Report (Series 2004-1 for December 2008)

99(a)(4)			—	Monthly Servicer Report (Series 2003-1 for October 2008)

99(a)(5)			—	Monthly Servicer Report (Series 2003-1 for November 2008)

99(a)(6)			—	Monthly Servicer Report (Series 2003-1 for December 2008)

99(b)			—	Statement of Collection Account Balances as of December 31, 2008

99(c)			—	A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order.

99(d)(1)			—	Statement of Outstanding Bond Balances Series 2003-1

99(d)(2)			—	Statement of Outstanding Bond Balances Series 2004-1

99(e)			—	Semi-Annual Servicer’s Certificate (Series 2004-1 for October 2008)

99(f)				Independent Accountant’s Report – Attestation with Management’s Assertion Attached (Servicer)

*	Incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Oncor Electric Delivery Transition Bond Company LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

Date: March 2, 2009
	By	/s/ ROBERT S. SHAPARD
(Robert S. Shapard, as Chairman and Chief Executive of Oncor Electric Delivery Company LLC, the Servicer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Oncor Electric Delivery Transition Bond Company LLC and in the capacities and on the date indicated.

Signature	Title	Date

/s/ ROBERT S. SHAPARD	Principal Executive	March 2, 2009
(Robert S. Shapard, Manager, Chairman of the Board and Chief Executive)	Officer and Manager

/s/ DAVID M. DAVIS	Principal Financial Officer	March 2, 2009
(David M. Davis, Manager, Vice President and	and Manager
Chief Financial Officer)

/s/ RICHARD C. HAYS	Principal Accounting Officer	March 2, 2009
(Richard C. Hays, Controller)

/s/ DON J. CLEVENGER	Manager	March 2, 2009
(Don J. Clevenger, Manager, Vice President, Secretary and Chief Legal Officer)

	Manager	March 2, 2009
(Richard F. Klumpp, Manager)

	Manager	March 2, 2009
(Amy Stengel, Manager)