Form 10-Q
period 2009-03-31
ONCOR ELECTRIC DELIVERY TRANSITION BOND CO LLC
filed 2009-05-05
CIK 1100179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐ (The registrant is not currently required to submit such files.)

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

As of May 4, 2009, all outstanding membership interests in Oncor Electric Delivery Transition Bond Company LLC were held by Oncor Electric Delivery Company LLC.

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

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2003 Bonds	Refers collectively to the four series of securitization bonds issued in August 2003. One of these series was retired at maturity in 2007.

2004 Bonds	Refers collectively to the three series of securitization bonds issued in June 2004.

2008 Form 10-K	Oncor Electric Delivery Transition Bond Company LLC’s Annual Report on Form 10-K for the year ended December 31, 2008

Company	Oncor Electric Delivery Transition Bond Company LLC, a wholly-owned, bankruptcy-remote financing subsidiary of Oncor

EFC Holdings	Refers to Energy Future Competitive Holdings Company, a direct subsidiary of EFH Corp. and the direct parent of TCEH.

EFH Corp.	Refers to Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context.

ERCOT	Electric Reliability Council of Texas, the independent system operator and the regional coordinator of the various electricity systems within Texas

Financing Order	The financing order issued by the PUCT on August 5, 2002 to Oncor, its successors and assignees that provide transmission and distribution service

GAAP	generally accepted accounting principles

Indenture	The agreement (dated as of August 21, 2003 as appended) between the Company, as issuer, and the Indenture Trustee, which describes the governing terms of, and secures payment of, the Transition Bonds

Indenture Trustee	The Bank of New York Mellon, a New York banking corporation

Intermediate Holding	Refers to Energy Future Intermediate Holding Company LLC, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of Oncor Holdings.

Luminant	Refers to wholly-owned subsidiaries of TCEH engaged in competitive market activities consisting of electricity generation, development and construction of new generation facilities, wholesale energy sales and purchases as well as commodity risk management and trading activities, all largely in Texas.

Oncor	Refers to Oncor Electric Delivery Company LLC, a direct, majority-owned subsidiary of Oncor Holdings, and/or its consolidated bankruptcy-remote financing subsidiary, Oncor Electric Delivery Transition Bond Company LLC, depending on context, that is engaged in regulated electricity transmission and distribution activities.

Oncor Holdings	Refers to Oncor Electric Delivery Holdings Company LLC, a direct, wholly-owned subsidiary of Intermediate Holding and the direct majority owner of Oncor.

Oncor Ring-Fenced Entities	Refers to Oncor Holdings and its direct and indirect subsidiaries.

ii

PUCT	Public Utility Commission of Texas

REP	retail electric provider

SEC	US Securities and Exchange Commission

Sponsor Group	Collectively, the investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P., TPG Capital, L.P. and GS Capital Partners, an affiliate of Goldman Sachs & Co. (See Texas Holdings below.)

TCEH	Refers to Texas Competitive Electric Holdings Company LLC, a direct, wholly-owned subsidiary of EFC Holdings and an indirect subsidiary of EFH Corp., and/or its subsidiaries, depending on context.

Texas Holdings	Refers to Texas Energy Future Holdings Limited Partnership, a Delaware limited partnership controlled by the Sponsor Group that owns substantially all of the common stock of EFH Corp.

Texas Holdings Group	Refers to Texas Holdings and its direct and indirect subsidiaries other than the Oncor Ring-Fenced Entities.

Transition Bonds	Refers collectively to the 2003 Bonds and the 2004 Bonds.

TXU Energy	Refers to TXU Energy Retail Company LLC, a direct, wholly-owned subsidiary of TCEH engaged in the retail sale of electricity to residential and business customers. TXU Energy is a REP in competitive areas of ERCOT.

US	United States of America

iii

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(thousands of dollars)
Operating revenues:
Transition charge revenue	$31,230	$34,021
Investment income	23	346

Total operating revenues	31,253	34,367

Operating expenses:
Interest expense	10,831	11,760
Amortization of transition property	24,476	23,771
Over/(under) recovery of transition charges	(4,274)	(1,478)
Servicing fees, administrative and general expenses	207	207

Total operating expenses	31,240	34,260

Net income	$13	$107

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(thousands of dollars)
Cash flows — operating activities:
Net income	$13	$107
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of transition property	24,476	23,771
Over/(under) recovery of transition charges	(4,274)	(1,478)
Changes in operating assets	1,140	716
Changes in operating liabilities	3,049	2,786

Cash provided by operating activities	24,404	25,902

Cash flows — financing activities:
Repayments of debt	(22,888)	(22,153)
Distribution paid to parent	—	(320)

Cash used in financing activities	(22,888)	(22,473)

Cash flows — investing activities:
Change in restricted funds	(1,508)	(3,625)

Cash used in investing activities	(1,508)	(3,625)

Net change in cash and cash equivalents	8	(196)

Cash and cash equivalents — beginning balance	1	197

Cash and cash equivalents — ending balance	$9	$1

Supplemental cash flow disclosures:
Cash interest payments	$8,227	$9,013

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2009	December 31, 2008
	(thousands of dollars)
ASSETS

Current assets:
Cash and cash equivalents	$9	$1
Restricted cash (Note 5)	52,366	50,698
Accounts receivable – affiliate (Note 2)	19	—
Transition charge receivable:
Affiliates	7,800	8,239
All other	10,691	11,411

Total current assets	70,885	70,349
Investments:
Restricted funds held in trust (Note 5)	16,298	16,458
Transition property, net of accumulated amortization of $460,234 and $435,758	829,543	854,019

Total assets	$916,726	$940,826

LIABILITIES AND MEMBER’S INTEREST

Current liabilities:
Long-term debt due currently	$104,054	$103,244
Accounts payable – affiliate	217	265
Accrued interest	12,191	9,587
Other current liabilities	9,106	8,613

Total current liabilities	125,568	121,709
Transition bonds (Note 3)	751,411	775,109
Regulatory liability	23,311	27,585

Total liabilities	900,290	924,403
Member’s interest (Note 4)	16,436	16,423

Total liabilities and member’s interest	$916,726	$940,826

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES

Business

The Company is a bankruptcy-remote, special-purpose Delaware limited liability company, wholly-owned by Oncor. The Company was organized for the limited purpose of purchasing and owning transition property and issuing Transition Bonds to recover generation-related regulatory assets and other qualified costs. Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell power in the north-central, eastern and western parts of Texas. Oncor is a majority-owned (approximately 80%) subsidiary of Oncor Holdings, which is a direct, wholly-owned subsidiary of Intermediate Holding, a direct, wholly-owned subsidiary of EFH Corp.

EFH Corp. and Oncor have taken various “ring-fencing” measures to enhance credit quality. The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of the Texas Holdings Group, including TXU Energy and Luminant, and none of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or other obligations of any member of the Texas Holdings Group. Moreover, the cash flows of the Oncor Ring-Fenced Entities and their results of operations are separate from those of the Texas Holdings Group. Additional measures to enhance Oncor’s credit quality are discussed in the 2008 Form 10-K.

Basis of Presentation

The condensed financial statements of the Company have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in the 2008 Form 10-K. All adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the condensed interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in the 2008 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year. All dollar amounts in the financial statements and tables in the notes are stated in thousands of US dollars unless otherwise indicated.

Use of Estimates

Preparation of the financial statements requires estimates and assumptions about future events that affect the reporting and disclosure of assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses. In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. No material adjustments, other than those disclosed elsewhere herein, were made to previous estimates or assumptions during the current year.

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

Changes in Accounting Standards

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Statement of Financial Accounting Standard No. 107-1 and Accounting Principles Board Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” which requires the disclosure of summarized financial information about the fair value of financial instruments for interim reporting. This FSP is effective for interim reporting periods ending after June 15, 2009. As the FSP provides only disclosure requirements, the adoption of this FSP will not have any effect on reported results of operations, financial condition or cash flows.

2.	RELATED–PARTY TRANSACTIONS

Pursuant to administration and servicing agreements between the Company and Oncor, Oncor furnishes to the Company, at a fixed fee per year, billing, payment processing, collection, accounting, clerical, secretarial and other administrative services, which are reflected as administrative and general expenses in the income statement. The Company’s expenses for servicing and administration activities performed by Oncor totaled $206 thousand for both the three months ended March 31, 2009 and 2008.

Transition charges billed to the REP subsidiaries of TCEH, which are included in operating revenues, totaled $12,464 thousand and $14,440 thousand for the three months ended March 31, 2009 and 2008, respectively. The balance of the transition charge receivable due from the REP subsidiaries of TCEH totaled $7,800 thousand at March 31, 2009 and $8,239 thousand at December 31, 2008.

Oncor, as servicer of the Transition Bonds, collects security deposits from REPs for payment of the REPs’ transition charges and remits these amounts to the Company. Amounts outstanding from Oncor totaled $19 thousand at March 31, 2009 and zero at December 31, 2008. Oncor reviews the security amount for the REPs quarterly and requests increases when required.

Also see discussion in Note 4 regarding cash distributions.

3.	FINANCING ARRANGEMENTS

Long-term debt

At March 31, 2009 and December 31, 2008, the Company’s long-term debt consisted of the following:

	March 31, 2009	December 31, 2008
4.030% Fixed Series 2003 Bonds due in semi-annual installments through February 15, 2010	$30,694	$53,582
4.950% Fixed Series 2003 Bonds due in semi-annual installments through February 15, 2013	130,000	130,000
5.420% Fixed Series 2003 Bonds due in semi-annual installments through August 15, 2015	145,000	145,000
3.520% Fixed Series 2004 Bonds due in semi-annual installments through November 15, 2009	38,994	38,994
4.810% Fixed Series 2004 Bonds due in semi-annual installments through November 15, 2012	221,000	221,000
5.290% Fixed Series 2004 Bonds due in semi-annual installments through May 15, 2016	289,777	289,777

Total	855,465	878,353

Less amount due currently	(104,054)	(103,244)

Total long-term debt	$751,411	$775,109

The transition property sold to the Company, as well as restricted cash of $6,294 thousand in the capital subaccount at March 31, 2009, are pledged as collateral for the Transition Bonds. Collections of transition charges will be used to pay the principal, interest and associated costs of the Transition Bonds. The Company is required to maintain restricted cash pledged as collateral for the Transition Bonds in an amount equal to 0.50% of the initial aggregate principal amount of Transition Bonds outstanding. Should the transition charges collected through the specified payment dates listed above not provide adequate funds to make the scheduled payments of principal, the transition charges can continue to be collected for approximately two years before the Transition Bonds go into default for nonpayment of principal.

Financial Covenants

The terms of the Indenture contain financial covenants that require maintenance of specified collateral deposits in proportion to the aggregate principal amount of the Transition Bonds outstanding. As of March 31, 2009, the Company was in compliance with such covenants.

4.	MEMBER’S INTEREST

The Company receives interest income with respect to the Indenture Trustee reserve account and capital subaccounts. Cash distributions to Oncor, the amounts of which represent interest income released by the Indenture Trustee, are recorded as a reduction in Member’s Interest. No amounts were distributed in the three month period ended March 31, 2009.

The following table presents the changes in Member’s Interest for the three months ended March 31, 2009:

Total Member’s Interest
Balance at December 31, 2008	$16,423
Net income	13

Balance at March 31, 2009	$16,436

5.	RESTRICTED CASH

	Balance Sheet Classification
	At March 31, 2009		At December 31, 2008
	Current Assets	Investment	Current Assets	Investment
Collections related to Transition Bonds used only to service debt and pay expenses (includes over-collateralization subaccount of $476, —, $1,521 and —)	$52,366	$—	$50,698	$—
Funds for payment of fees associated with Transition Bonds (Indenture Trustee reserve account)	—	10,004	—	10,000
Reserve for shortfalls of Transition Bond charges (capital subaccount)	—	6,294	—	6,458

Total	$52,366	$16,298	$50,698	$16,458

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of

Oncor Electric Delivery Transition Bond Company LLC:

We have reviewed the accompanying condensed balance sheet of Oncor Electric Delivery Transition Bond Company LLC (the “Company”) as of March 31, 2009, and the related condensed statements of income and cash flows for the three-month periods ended March 31, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of the Company as of December 31, 2008, and the related statements of income, member’s interest and cash flows for the year then ended (not presented herein); and in our report dated March 2, 2009, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2008 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Dallas, Texas

April 30, 2009

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required hereunder for the Company is in its reduced format as allowed for under General Instruction (H) (1) of Form 10-Q. All dollar amounts in the tables in the following discussion and analysis are stated in thousands of US dollars unless otherwise indicated.

BUSINESS

The Company is a bankruptcy-remote, special-purpose Delaware limited liability company, wholly-owned by Oncor. The Company was organized for the limited purpose of purchasing and owning transition property and issuing Transition Bonds to recover generation-related regulatory assets and other qualified costs. Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell power in the north-central, eastern and western parts of Texas. Oncor is a majority-owned (approximately 80%) subsidiary of Oncor Holdings, which is a direct, wholly-owned subsidiary of Intermediate Holding, a direct, wholly-owned subsidiary of EFH Corp. See Note 1 to the Financial Statements for discussion of certain “ring-fencing” measures taken by EFH Corp. and Oncor to enhance Oncor’s credit quality.

RESULTS OF OPERATIONS – Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Operating revenue decreased $3,114 thousand, or 9%, to $31,253 thousand for the three months ended March 31, 2009 as described below:

•

Transition charge revenues decreased $2,791 thousand, or 8%, to $31,230 thousand for the three months ended March 31, 2009 driven by a decrease in the transition charge tariff reflecting annual true-up adjustments (see Note 1 to Financial Statements) and a decrease in electricity volumes delivered by Oncor reflecting the effects of the weaker economy and milder weather.

•

Investment income decreased $323 thousand, or 93%, to $23 thousand for the three months ended March 31, 2009 primarily due to lower interest rates. Investment income represents earnings on restricted cash balances. The restricted cash is invested in short-term US government securities.

Interest expense decreased $929 thousand, or 8%, to $10,831 thousand for the three months ended March 31, 2009 reflecting scheduled principal payments on the Transition Bonds.

Amortization of transition property increased $705 thousand, or 3%, to $24,476 thousand for the three months ended March 31, 2009 reflecting increased principal payments on the Transition Bonds.

The Company recorded a reduction of expenses for the under-recovery of transition charges of $4,274 thousand and $1,478 thousand for the three months ended March 31, 2009 and 2008, respectively. See discussion under “Over/Under-Recovery of Transition Charges” in Note 1 to the Financial Statements.

Net income totaled $13 thousand and $107 thousand for the three months ended March 31, 2009 and 2008, respectively. Net income includes interest earned on the Indenture Trustee reserve account and capital subaccounts, which the Company expects to periodically distribute to Oncor as released by the Indenture Trustee. See Note 4 to the Financial Statements.

FINANCIAL CONDITION

Cash Flows — Cash flows provided by operating activities decreased $1,498 thousand, or 6%, to $24,404 thousand for the three months ended March 31, 2009 driven by:

•

lower transition charge revenues of $2,791 thousand somewhat offset by a relative decrease in transition charge receivables of $432 thousand, reflecting annual true-up adjustments and lower volumes delivered by Oncor, and

•	a decrease of $323 thousand in investment income due to lower interest rates and lower account balances,

partially offset by:

•	a $786 thousand decrease in cash interest payments as a result of principal payments on the Transition Bonds, and

•	an increase of $406 thousand in customer deposits received (reported in other current liabilities on the balance sheet).

Financing activities used cash flows of $22,888 thousand and $22,473 thousand for the three months ended March 31, 2009 and 2008, respectively, representing scheduled principal payments on the Transition Bonds and distributions to Oncor of interest income earned on the Indenture Trustee reserve account and capital subaccount.

Cash flows used in investing activities totaled $1,508 thousand and $3,625 thousand for the three months ended March 31, 2009 and 2008, respectively. The investing activity represents changes in the balances of restricted cash accounts.

As discussed in Note 1 to the Financial Statements, Oncor, as servicer, files for increases or decreases (true-ups) in transition charges with the PUCT to ensure sufficient funds will be collected during the following period to meet scheduled payments on the Transition Bonds and to maintain the capital and over-collateralization subaccounts at the required levels. The latest filings of the annual true-ups for the Transition Bonds were in May and August 2008. An interim true-up was filed in April 2009 for the 2003 Bonds. Based on the approved transition charges and current forecast of customer usage, the Company expects that revenues collected will be sufficient to make the scheduled payments.

As of March 31, 2009, restricted cash included the balance in the capital subaccount of $2,344 thousand compared to the required level of $2,500 thousand for the 2003 Bonds and $3,950 thousand compared to the required level of $3,949 thousand for the 2004 Bonds. Additionally, as of March 31, 2009, the balance in the over-collateralization subaccount for the 2003 Bonds was less than $1 thousand, compared to the required level of $1,146 thousand, and for the 2004 Bonds was $476 thousand, compared to the required level of $1,481 thousand. There are no penalties as a result of being above or below the required levels in the capital and over-collateralization subaccounts. An interim true-up was filed in April 2009 for the 2003 Bonds, driven by a decrease in electricity volumes delivered and designed to restore the capital and over-collateralization subaccounts to their required levels by August 2009. Any future shortfalls in the subaccounts for either series of Transition Bonds would be addressed in future true-up filings.

FINANCING ACTIVITIES

The Company’s financing needs are limited to issuance of the Transition Bonds. There is no provision to allow for any other borrowings.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — The terms of the Indenture contain financial covenants that require maintenance of specified collateral deposits in proportion to the aggregate principal amount of the Transition Bonds outstanding. As of March 31, 2009, the Company was in compliance with such covenants.

CHANGES IN ACCOUNTING STANDARDS

See Note 1 to Financial Statements for a discussion of changes in accounting standards.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by the Company contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to the risks discussed under “Risk Factors” in the 2008 Form 10-K and the following important factors, among others, that could cause the actual results of the Company to differ materially from those projected in such forward-looking statements:

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

Any forward-looking statement speaks only as of the date on which such statement is made, and there is no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible to predict all of them, nor can the Company assess the impact of each such factor or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect as of the end of the current period included in this quarterly report. Based on the evaluation performed, management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective. During the most recent fiscal quarter covered by this quarterly report, there has been no change in internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

REQUIRED REPORTS

The Company has included in this quarterly report on Form 10-Q or furnished on Oncor’s website at www.oncor.com, as indicated, the following information in respect of each series of outstanding Transition Bonds, as required by the terms of the Indenture relating to the Transition Bonds. Exhibits that are filed as a part of this Form 10-Q are listed in Item 6.

Required Item	Filed as Exhibit or Furnished on Website
Monthly Servicer Report (Series 2004-1 for January 2009)	Exhibit 99(a)(1)

Monthly Servicer Report (Series 2004-1 for February 2009)	Exhibit 99(a)(2)

Monthly Servicer Report (Series 2004-1 for March 2009)	Exhibit 99(a)(3)

Monthly Servicer Report (Series 2003-1 for January 2009)	Exhibit 99(a)(4)

Monthly Servicer Report (Series 2003-1 for February 2009)	Exhibit 99(a)(5)

Monthly Servicer Report (Series 2003-1 for March 2009)	Exhibit 99(a)(6)

Statement of Collection Account Balances as of March 31, 2009	Exhibit 99(b)

A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order.

Exhibit 99(c)

Statement of Outstanding Bond Balances Series 2003-1	Exhibit 99(d)(1)

Statement of Outstanding Bond Balances Series 2004-1	Exhibit 99(d)(2)

Semi-Annual Servicer’s Certificate (Series 2003-1 for February 2009)	Exhibit 99(e)

Item 1A.	RISK FACTORS

There have been no material changes in risk factors since December 31, 2008 as disclosed in the 2008 Form 10-K.

ITEM 6.	EXHIBITS

(a) Exhibits:

Exhibits	As Exhibit
(15)	Letter re: Unaudited Financial Information

15		—	Letter from independent registered accounting firm as to unaudited interim financial information.

(99)	Additional Exhibits

99(a)(1)		—	Monthly Servicer Report (Series 2004-1 for January 2009)

99(a)(2)		—	Monthly Servicer Report (Series 2004-1 for February 2009)

99(a)(3)		—	Monthly Servicer Report (Series 2004-1 for March 2009)

99(a)(4)		—	Monthly Servicer Report (Series 2003-1 for January 2009)

99(a)(5)		—	Monthly Servicer Report (Series 2003-1 for February 2009)

99(a)(6)		—	Monthly Servicer Report (Series 2003-1 for March 2009)

99(b)		—	Statement of Collection Account Balances as of March 31, 2009

99(c)		—	A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order; (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order.

99(d)(1)		—	Statement of Outstanding Bond Balances Series 2003-1

99(d)(2)		—	Statement of Outstanding Bond Balances Series 2004-1

99(e)		—	Semi-Annual Servicer’s Certificate (Series 2003-1 for February 2009)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

By	/s/ David M. Davis
David M. Davis
Vice President and Chief Financial Officer

Date: May 4, 2009