Form 10-Q
period 2009-06-30
ONCOR ELECTRIC DELIVERY TRANSITION BOND CO LLC
filed 2009-08-04
CIK 1100179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

As of August 3, 2009, all outstanding membership interests in Oncor Electric Delivery Transition Bond Company LLC were held by Oncor Electric Delivery Company LLC.

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

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2003 Bonds	Refers collectively to the four series of securitization bonds issued in August 2003. One of these series was retired at maturity in 2007.

2004 Bonds	Refers collectively to the three series of securitization bonds issued in June 2004.

2008 Form 10-K	Oncor Electric Delivery Transition Bond Company LLC’s Annual Report on Form 10-K for the year ended December 31, 2008

Company	Oncor Electric Delivery Transition Bond Company LLC, a wholly-owned, bankruptcy-remote financing subsidiary of Oncor

EFC Holdings	Refers to Energy Future Competitive Holdings Company, a direct subsidiary of EFH Corp. and the direct parent of TCEH.

EFH Corp.	Refers to Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context.

ERCOT	Electric Reliability Council of Texas, the independent system operator and the regional coordinator of the various electricity systems within Texas

Financing Order	The financing order issued by the PUCT on August 5, 2002 to Oncor, its successors and assignees that provide transmission and distribution service

GAAP	generally accepted accounting principles

Indenture	The agreement (dated as of August 21, 2003 as appended) between the Company, as issuer, and the Indenture Trustee, which describes the governing terms of, and secures payment of, the Transition Bonds

Indenture Trustee	The Bank of New York Mellon, a New York banking corporation

Intermediate Holding	Refers to Energy Future Intermediate Holding Company LLC, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of Oncor Holdings.

Luminant	Refers to wholly-owned subsidiaries of TCEH engaged in competitive market activities consisting of electricity generation, development and construction of new generation facilities, wholesale energy sales and purchases as well as commodity risk management and trading activities, all largely in Texas.

Oncor	Refers to Oncor Electric Delivery Company LLC, a direct, majority-owned subsidiary of Oncor Holdings, and/or its consolidated bankruptcy-remote financing subsidiary, Oncor Electric Delivery Transition Bond Company LLC, depending on context, that is engaged in regulated electricity transmission and distribution activities.

Oncor Holdings	Refers to Oncor Electric Delivery Holdings Company LLC, a direct, wholly-owned subsidiary of Intermediate Holding and the direct majority owner of Oncor.

Oncor Ring-Fenced Entities	Refers to Oncor Holdings and its direct and indirect subsidiaries.

ii

PUCT	Public Utility Commission of Texas

REP	retail electric provider

SEC	US Securities and Exchange Commission

Sponsor Group	Collectively, the investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P., TPG Capital, L.P. and GS Capital Partners, an affiliate of Goldman Sachs & Co. (See Texas Holdings below.)

TCEH	Refers to Texas Competitive Electric Holdings Company LLC, a direct, wholly-owned subsidiary of EFC Holdings and an indirect subsidiary of EFH Corp., and/or its subsidiaries, depending on context.

Texas Holdings	Refers to Texas Energy Future Holdings Limited Partnership, a Delaware limited partnership controlled by the Sponsor Group that owns substantially all of the common stock of EFH Corp.

Texas Holdings Group	Refers to Texas Holdings and its direct and indirect subsidiaries other than the Oncor Ring-Fenced Entities.

Transition Bonds	Refers collectively to the 2003 Bonds and the 2004 Bonds.

TXU Energy	Refers to TXU Energy Retail Company LLC, a direct, wholly-owned subsidiary of TCEH engaged in the retail sale of electricity to residential and business customers. TXU Energy is a REP in competitive areas of ERCOT.

US	United States of America

iii

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(thousands of dollars)
Operating revenues:
Transition charge revenue	$37,736	$34,113	$68,966	$68,134
Investment income	28	234	51	580

Total operating revenues	37,764	34,347	69,017	68,714

Operating expenses:
Interest expense	10,590	11,524	21,421	23,284
Amortization of transition property	24,508	23,538	48,984	47,309
Over/(under) recovery of transition charges	2,453	(1,011)	(1,821)	(2,489)
Servicing fees, administrative and general expenses	208	208	415	415

Total operating expenses	37,759	34,259	68,999	68,519

Net income	$5	$88	$18	$195

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2009	2008
	(thousands of dollars)
Cash flows — operating activities:
Net income	$18	$195
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of transition property	48,984	47,309
Over/(under) recovery of transition charges	(1,821)	(2,489)
Changes in operating assets	(5,969)	(2,580)
Changes in operating liabilities	199	(329)

Cash provided by operating activities	41,411	42,106

Cash flows — financing activities:
Repayments of debt	(51,559)	(50,183)
Distribution paid to parent	(18)	(409)

Cash used in financing activities	(51,577)	(50,592)

Cash flows — investing activities:
Change in restricted funds	10,166	8,290

Cash provided by investing activities	10,166	8,290

Net change in cash and cash equivalents	—	(196)

Cash and cash equivalents — beginning balance	1	197

Cash and cash equivalents — ending balance	$1	$1

Supplemental cash flow disclosures:
Cash interest payments	$21,893	$23,742

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2009	December 31, 2008
	(thousands of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$1	$1
Restricted cash (Note 5)	42,315	50,698
Transition charge receivable:
Affiliates	11,189	8,239
All other	14,430	11,411

Total current assets	67,935	70,349
Investments:
Restricted funds held in trust (Note 5)	14,675	16,458
Transition property, net of accumulated amortization of $484,742 and $435,758	805,035	854,019

Total assets	$887,645	$940,826

LIABILITIES AND MEMBER’S INTEREST

Current liabilities:
Long-term debt due currently	$105,292	$103,244
Accounts payable – affiliate	265	265
Accrued interest	9,115	9,587
Other current liabilities	9,284	8,613

Total current liabilities	123,956	121,709
Transition bonds (Note 3)	721,502	775,109
Regulatory liability	25,764	27,585

Total liabilities	871,222	924,403
Member’s interest (Note 4)	16,423	16,423

Total liabilities and member’s interest	$887,645	$940,826

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

EFH Corp. and Oncor have taken various “ring-fencing” measures to enhance credit quality. The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of the Texas Holdings Group, including TXU Energy and Luminant, and none of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or other obligations of any member of the Texas Holdings Group. Moreover, Oncor’s operations are conducted, and its cash flows managed, independently from the Texas Holdings Group. Additional measures to enhance Oncor’s credit quality are discussed in the 2008 Form 10-K.

Basis of Presentation

The condensed financial statements of the Company have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in the 2008 Form 10-K. All adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the condensed interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in the 2008 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year. All dollar amounts in the financial statements and tables in the notes are stated in thousands of US dollars unless otherwise indicated. Subsequent events have been evaluated through August 3, 2009, the date these condensed financial statements were issued.

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

Annual and Interim True-Up Adjustments

Variations in customer usage impact transition charge revenues resulting in temporary over/under-recovery of transition charges. In such instances where sufficient funds are not collected through transition charges, the over-collateralization and the capital subaccounts are drawn down to make scheduled payments on the Transition Bonds. Oncor files, on behalf of the Company, an annual true-up adjustment with the PUCT with respect to each series of Transition Bonds. The annual true-up adjustments for the 2003 Bonds and the 2004 Bonds are filed in August and May, respectively. In the filing, Oncor requests the PUCT to increase or decrease the authorized transition charges such that, based on the then current forecast of customer usage, sufficient funds will be collected during the following period to meet the scheduled debt service payments and replenish the over-collateralization and capital subaccounts to their required levels. The Company also has the right, under certain circumstances, to file interim true-up adjustment requests semi-annually, if needed, to make scheduled payments. In April 2009, Oncor filed an interim true-up with the PUCT designed to restore the over-collateralization and capital subaccounts to their required levels by August 2009. The true-up was approved by the PUCT and became effective in May 2009.

Changes in Accounting Standards

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Statement of Financial Accounting Standard (SFAS) No. 107-1 and Accounting Principles Board Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires the disclosure of summarized financial information about the fair value of financial instruments for interim reporting. This FSP is effective for interim reporting periods ending after June 15, 2009, and the Company adopted it as of April 1, 2009. As the FSP provides only disclosure requirements, the adoption of this FSP did not have any effect on reported results of operations, financial condition or cash flows. The disclosures are provided in Note 3.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which requires disclosure of the date through which the Company has evaluated subsequent events related to the financial statements being issued and the basis for that date (either the date the financial statements were issued or the date they were available to be issued). SFAS No. 165 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this rule as of April 1, 2009 did not affect reported results of operations, financial condition or cash flows, and the required disclosure is provided above in “Basis of Presentation.”

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles,” which establishes the FASB Accounting Standards Codification™ (Codification) as the source of authoritative US GAAP recognized by the FASB to be applied to nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also included in the Codification as sources of authoritative US GAAP for SEC registrants. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this rule will not affect reported results of operations, financial condition or cash flows. The Company will implement SFAS 168 in its third quarter Form 10-Q by updating FASB references to the Codification.

2.	RELATED–PARTY TRANSACTIONS

Pursuant to administration and servicing agreements between the Company and Oncor, Oncor furnishes to the Company, at a fixed fee per year, billing, payment processing, collection, accounting, clerical, secretarial and other administrative services, which are reflected as administrative and general expenses in the income statement. The Company’s expenses for servicing and administration activities performed by Oncor totaled $207 thousand for both the three months ended June 30, 2009 and 2008 and $413 thousand for both the six months ended June 30, 2009 and 2008.

Transition charges billed to the REP subsidiaries of TCEH, which are included in operating revenues, totaled $15,438 thousand and $14,018 thousand for the three months ended June 30, 2009 and 2008, respectively, and $27,902 thousand and $28,458 thousand for the six months ended June 30, 2009 and 2008, respectively. The balance of the transition charge receivable due from the REP subsidiaries of TCEH totaled $11,189 thousand at June 30, 2009 and $8,239 thousand at December 31, 2008.

Oncor, as servicer of the Transition Bonds, collects security deposits from REPs for payment of the REPs’ transition charges and remits these amounts to the Company. There were no amounts outstanding from Oncor at June 30, 2009 or December 31, 2008. Oncor reviews the security amount for the REPs quarterly and requests increases when required.

Also see discussion in Note 4 regarding cash distributions.

3.	FINANCING ARRANGEMENTS

Long-term debt

At June 30, 2009 and December 31, 2008, the Company’s long-term debt consisted of the following:

	June 30, 2009	December 31, 2008
4.030% Fixed Series 2003 Bonds due in semi-annual installments through February 15, 2010	$30,694	$53,582
4.950% Fixed Series 2003 Bonds due in semi-annual installments through February 15, 2013	130,000	130,000
5.420% Fixed Series 2003 Bonds due in semi-annual installments through August 15, 2015	145,000	145,000
3.520% Fixed Series 2004 Bonds due in semi-annual installments through November 15, 2009	10,323	38,994
4.810% Fixed Series 2004 Bonds due in semi-annual installments through November 15, 2012	221,000	221,000
5.290% Fixed Series 2004 Bonds due in semi-annual installments through May 15, 2016	289,777	289,777

Total	826,794	878,353

Less amount due currently	(105,292)	(103,244)

Total long-term debt	$721,502	$775,109

The transition property sold to the Company, as well as restricted cash of $4,675 thousand in the capital subaccount at June 30, 2009, are pledged as collateral for the Transition Bonds. Collections of transition charges will be used to pay the principal, interest and associated costs of the Transition Bonds. The Company is required to maintain restricted cash pledged as collateral for the Transition Bonds in an amount equal to 0.50% of the initial aggregate principal amount of Transition Bonds outstanding. Should the transition charges collected through the specified payment dates listed above not provide adequate funds to make the scheduled payments of principal, the transition charges can continue to be collected for approximately two years before the Transition Bonds go into default for nonpayment of principal.

The fair value of the outstanding Transition Bonds was approximately $867,821 thousand and $886,823 thousand as of June 30, 2009 and December 31, 2008, respectively. The fair values are estimated based upon market value as determined by quoted market prices, representing Level 1 valuations under SFAS No. 157, “Fair Value Measurements.”

Financial Covenants

The terms of the Indenture contain financial covenants that require maintenance of specified collateral deposits in proportion to the aggregate principal amount of the Transition Bonds outstanding. As of June 30, 2009, the Company was in compliance with such covenants.

4.	MEMBER’S INTEREST

The Company receives interest income with respect to the Indenture Trustee reserve account and capital subaccounts. Cash distributions to Oncor, the amounts of which represent interest income released by the Indenture Trustee, totaled $18 thousand for both the three and six months ended June 30, 2009. The distributions are recorded as a reduction in Member’s Interest.

The following table presents the changes in Member’s Interest for the six months ended June 30, 2009:

Total Member’s Interest
Balance at December 31, 2008	$16,423

Distributions paid to parent	(18)

Net income	18

Balance at June 30, 2009	$16,423

5.	RESTRICTED CASH

	Balance Sheet Classification
	At June 30, 2009		At December 31, 2008
	Current Assets	Investment	Current Assets	Investment
Collections related to Transition Bonds used only to service debt and pay expenses (includes over-collateralization subaccount of $—, —, $1,521 and —)	$42,315	$—	$50,698	$—
Funds for payment of fees associated with Transition Bonds (Indenture Trustee reserve account)	—	10,000	—	10,000
Reserve for shortfalls of Transition Bond charges (capital subaccount)	—	4,675	—	6,458

Total	$42,315	$14,675	$50,698	$16,458

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of

Oncor Electric Delivery Transition Bond Company LLC:

We have reviewed the accompanying condensed balance sheet of Oncor Electric Delivery Transition Bond Company LLC (the “Company”) as of June 30, 2009, and the related condensed statements of income for the three-month and six-month periods ended June 30, 2009 and 2008, and of cash flows for the six-month periods ended June 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

August 3, 2009

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

RESULTS OF OPERATIONS – Three and Six Months Ended June 30, 2009 Compared to Three and Six Months Ended June 30, 2008

Operating revenue increased $3,417 thousand, or 10%, to $37,764 thousand for the three months ended June 30, 2009 and increased $303 thousand, or less than 1%, to $69,017 thousand for the six months ended June 30, 2009 as described below:

•

Transition charge revenues increased $3,623 thousand, or 11%, to $37,736 thousand for the three months ended June 30, 2009 and increased $832 thousand, or 1%, to $68,966 thousand for the six months ended June 30, 2009 driven by a increase in the transition charge tariff reflecting true-up adjustments (see Note 1 to Financial Statements), partially offset by a decrease in electricity volumes delivered by Oncor reflecting the effects of milder weather and the weaker economy.

•

Investment income decreased $206 thousand, or 88%, to $28 thousand for the three months ended June 30, 2009 and decreased $529 thousand, or 91%, to $51 thousand for the six months ended June 30, 2009 primarily due to lower interest rates. Investment income represents earnings on restricted cash balances. The restricted cash is invested in short-term US government securities.

Interest expense decreased $934 thousand, or 8%, to $10,590 thousand for the three months ended June 30, 2009 and decreased $1,863 thousand, or 8%, to $21,421 thousand for the six months ended June 30, 2009 reflecting lower average debt balances due to scheduled principal payments on the Transition Bonds.

Amortization of transition property increased $970 thousand, or 4%, to $24,508 thousand for the three months ended June 30, 2009 and $1,675 thousand, or 4%, to $48,984 thousand for the six months ended June 30, 2009 reflecting increased principal payments on the Transition Bonds.

The Company recorded an increase to expense for the over-recovery of transition charges of $2,453 for the three months ended June 30, 2009 and a reduction of expenses for the under-recovery of transition charges of $1,011 thousand for the three months ended June 30, 2008. The Company recorded a reduction of expenses for the under-recovery of transition charges of $1,821 thousand and $2,489 thousand for the six months ended June 30, 2009 and 2008, respectively. See discussion under “Over/Under-Recovery of Transition Charges” in Note 1 to the Financial Statements.

Net income totaled $5 thousand and $88 thousand for the three months ended June 30, 2009 and 2008, respectively, and $18 thousand and $195 thousand for the six months ended June 30, 2009 and 2008, respectively. Net income includes interest earned on the Indenture Trustee reserve account and capital subaccounts, which the Company expects to periodically distribute to Oncor as released by the Indenture Trustee. See Note 4 to the Financial Statements.

FINANCIAL CONDITION

Cash Flows — Cash flows provided by operating activities decreased $695 thousand, or 2%, to $41,411 thousand for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 driven by:

•	a relative increase in transition charge receivables of $3,389 thousand, reflecting true-up adjustments, somewhat offset by higher transition charge revenues of $832 thousand, and

•	a decrease of $529 thousand in investment income due primarily to lower interest rates,

partially offset by:

•	a $1,849 thousand decrease in cash interest payments as a result of principal payments on the Transition Bonds, and

•	an increase of $541 thousand in customer deposits received (reported in other current liabilities on the balance sheet).

Financing activities used cash flows of $51,577 thousand and $50,592 thousand for the six months ended June 30, 2009 and 2008, respectively, representing scheduled principal payments on the Transition Bonds and distributions to Oncor of interest income earned on the Indenture Trustee reserve account and capital subaccount.

Cash flows provided by investing activities totaled $10,166 thousand and $8,290 thousand for the six months ended June 30, 2009 and 2008, respectively. The investing activity represents changes in the balances of restricted cash accounts.

As discussed in Note 1 to the Financial Statements, Oncor, as servicer, files for increases or decreases (true-ups) in transition charges with the PUCT to ensure sufficient funds will be collected during the following period to meet scheduled payments on the Transition Bonds and to maintain the capital and over-collateralization subaccounts at the required levels. The latest filings of the annual true-ups for the Transition Bonds were in May 2009 and August 2008 for the 2004 Bonds and the 2003 Bonds, respectively. An interim true-up was filed in April 2009 for the 2003 Bonds and was approved by the PUCT and became effective in May 2009. Based on the approved transition charges and current forecast of customer usage, the Company expects that revenues collected will be sufficient to make the scheduled payments.

As of June 30, 2009, restricted cash included the balance in the capital subaccount of $2,344 thousand compared to the required level of $2,500 thousand for the 2003 Bonds and $2,331 thousand compared to the required level of $3,949 thousand for the 2004 Bonds. Additionally, as of June 30, 2009, the balance in the over-collateralization subaccount for the 2003 Bonds was zero, compared to the required level of $1,146 thousand, and for the 2004 Bonds was zero, compared to the required level of $1,645 thousand. There are no penalties as a result of being above or below the required levels in the capital and over-collateralization subaccounts. The interim true-up adjustment to the 2003 Bonds discussed above was driven by a decrease in electricity volumes delivered and designed to restore the capital and over-collateralization subaccounts to their required levels by August 2009. The annual true up for the 2004 Bonds, filed in May 2009, was also designed to restore the capital and over-collateralization subaccounts to required levels. Any future shortfalls in the subaccounts for either series of Transition Bonds would be addressed in future true-up filings.

FINANCING ACTIVITIES

The Company’s financing needs are limited to issuance of the Transition Bonds. There is no provision to allow for any other borrowings.

Financial Covenants, Credit Rating Provisions and Cross Default Provisions — The terms of the Indenture contain financial covenants that require maintenance of specified collateral deposits in proportion to the aggregate principal amount of the Transition Bonds outstanding. As of June 30, 2009, the Company was in compliance with such covenants.

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

FORWARD-LOOKING STATEMENTS

This report and other presentations made by the Company contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to the risks discussed under “Risk Factors” in the 2008 Form 10-K and the following important factors, among others, that could cause the actual results of the Company to differ materially from those projected in such forward-looking statements:

•	state or federal legislative or regulatory developments or judicial actions;

•	national or regional economic conditions, including the current recessionary environment;

•	the accuracy of the servicer’s estimates of market demand and prices for electricity;

•	the accuracy of the servicer’s estimates of industrial, commercial and residential growth in Oncor’s service territory, including related estimates of conservation and electricity usage efficiency;

•	weather conditions and other natural phenomena affecting retail customer electricity usage;

•	acts of sabotage, terrorist activities or other catastrophic events;

•	the speed, degree and effect of continued electricity industry restructuring;

•	the operating performance of Oncor’s facilities and third-party suppliers of electricity in Oncor’s service territory;

•	the accuracy of the servicer’s estimates of the payment patterns of retail electricity customers, including the rate of delinquencies and any collections curves, and

•	the operational and financial ability of REPs to bill and collect transition charges and make timely payments of amounts billed by the servicer to the REPs for transition charges.

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

Required Item	Filed as Exhibit or Furnished on Website

Monthly Servicer Report (Series 2004-1 for April 2009)	Exhibit 99(a)(1)

Monthly Servicer Report (Series 2004-1 for May 2009)	Exhibit 99(a)(2)

Monthly Servicer Report (Series 2004-1 for June 2009)	Exhibit 99(a)(3)

Monthly Servicer Report (Series 2003-1 for April 2009)	Exhibit 99(a)(4)

Monthly Servicer Report (Series 2003-1 for May 2009)	Exhibit 99(a)(5)

Monthly Servicer Report (Series 2003-1 for June 2009)	Exhibit 99(a)(6)

Statement of Collection Account Balances as of June 30, 2009	Exhibit 99(b)

A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order.

Exhibit 99(c)

Interim True-up of Transition Charges for the Series 2003-1 Transition Bonds	Exhibit 99(d)

Annual True-up of Transition Charges for the Series 2004-1 Transition Bonds	Exhibit 99(e)

Statement of Outstanding Bond Balances Series 2003-1	Exhibit 99(f)(1)

Statement of Outstanding Bond Balances Series 2004-1	Exhibit 99(f)(2)

Semi-Annual Servicer’s Certificate (Series 2004-1 for May 2009)	Exhibit 99(g)

Item 1A.	RISK FACTORS

There have been no material changes in risk factors since December 31, 2008 as disclosed in the 2008 Form 10-K.

ITEM 6.	EXHIBITS

(a)	Exhibits:

Exhibits	As Exhibit
(15)	Letter re: Unaudited Financial Information

15		—	Letter from independent registered accounting firm as to unaudited interim financial information.

(99)	Additional Exhibits

99(a)(1)		—	Monthly Servicer Report (Series 2004-1 for April 2009)

99(a)(2)		—	Monthly Servicer Report (Series 2004-1 for May 2009)

99(a)(3)		—	Monthly Servicer Report (Series 2004-1 for June 2009)

99(a)(4)		—	Monthly Servicer Report (Series 2003-1 for April 2009)

99(a)(5)		—	Monthly Servicer Report (Series 2003-1 for May 2009)

99(a)(6)		—	Monthly Servicer Report (Series 2003-1 for June 2009)

99(b)		—	Statement of Collection Account Balances as of June 30, 2009

99(c)		—	A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order; (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order.

99(d)		—	Interim True-up of Transition Charges for the Series 2003-1 Transition Bonds filed April 15, 2009.

99(e)		—	Annual True-up of Transition Charges for the Series 2004-1 Transition Bonds filed May 15, 2009.

99(f)(1)		—	Statement of Outstanding Bond Balances Series 2003-1

99(f)(2)		—	Statement of Outstanding Bond Balances Series 2004-1

99(g)		—	Semi-Annual Servicer’s Certificate (Series 2004-1 for May 2009)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

By	/s/ David M. Davis
David M. Davis
Vice President and Chief Financial Officer

Date: August 3, 2009