Form 10-Q
period 2009-09-30
ONCOR ELECTRIC DELIVERY TRANSITION BOND CO LLC
filed 2009-10-30
CIK 1100179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes  ☐    No  ☐ (The registrant is not currently required to submit such files.)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of October 29, 2009, all outstanding membership interests in Oncor Electric Delivery Transition Bond Company LLC were held by Oncor Electric Delivery Company LLC.

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

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2003 Bonds	Refers collectively to the four series of securitization bonds issued in August 2003. One of these series was retired at maturity in 2007.

2004 Bonds	Refers collectively to the three series of securitization bonds issued in June 2004.

2008 Form 10-K	Oncor Electric Delivery Transition Bond Company LLC’s Annual Report on Form 10-K for the year ended December 31, 2008

Company	Oncor Electric Delivery Transition Bond Company LLC, a wholly-owned, bankruptcy-remote financing subsidiary of Oncor

EFC Holdings	Refers to Energy Future Competitive Holdings Company, a direct subsidiary of EFH Corp. and the direct parent of TCEH.

EFH Corp.	Refers to Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context.

ERCOT	Electric Reliability Council of Texas, the independent system operator and the regional coordinator of the various electricity systems within Texas

Financing Order	The financing order issued by the PUCT on August 5, 2002 to Oncor, its successors and assignees that provide transmission and distribution service

GAAP	generally accepted accounting principles

Indenture	The agreement (dated as of August 21, 2003 as appended) between the Company, as issuer, and the Indenture Trustee, which describes the governing terms of, and secures payment of, the Transition Bonds

Indenture Trustee	The Bank of New York Mellon, a New York banking corporation

Intermediate Holding	Refers to Energy Future Intermediate Holding Company LLC, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of Oncor Holdings.

Luminant	Refers to subsidiaries of TCEH engaged in competitive market activities consisting of electricity generation, development and construction of new generation facilities, wholesale energy sales and purchases as well as commodity risk management and trading activities, all largely in Texas.

Oncor	Refers to Oncor Electric Delivery Company LLC, a direct, majority-owned subsidiary of Oncor Holdings, and/or its wholly-owned consolidated bankruptcy-remote financing subsidiary, Oncor Electric Delivery Transition Bond Company LLC, depending on context, that is engaged in regulated electricity transmission and distribution activities.

Oncor Holdings	Refers to Oncor Electric Delivery Holdings Company LLC, a direct, wholly-owned subsidiary of Intermediate Holding and the direct majority owner of Oncor.

Oncor Ring-Fenced Entities	Refers to Oncor Holdings and its direct and indirect subsidiaries.

ii

PUCT	Public Utility Commission of Texas

REP	retail electric provider

SEC	US Securities and Exchange Commission

Sponsor Group	Collectively, the investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P., TPG Capital, L.P. and GS Capital Partners, an affiliate of Goldman Sachs & Co. (See Texas Holdings below.)

TCEH	Refers to Texas Competitive Electric Holdings Company LLC, a direct, wholly-owned subsidiary of EFC Holdings and an indirect subsidiary of EFH Corp., and/or its subsidiaries, depending on context.

Texas Holdings	Refers to Texas Energy Future Holdings Limited Partnership, a limited partnership controlled by the Sponsor Group that owns substantially all of the common stock of EFH Corp.

Texas Holdings Group	Refers to Texas Holdings and its direct and indirect subsidiaries other than the Oncor Ring-Fenced Entities.

Transition Bonds	Refers collectively to the 2003 Bonds and the 2004 Bonds.

TXU Energy	Refers to TXU Energy Retail Company LLC, a direct, wholly-owned subsidiary of TCEH engaged in the retail sale of electricity to residential and business customers. TXU Energy is a REP in competitive areas of ERCOT.

US	United States of America

iii

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(thousands of dollars)
Operating revenues:
Transition charge revenue	$44,111	$40,107	$113,077	$108,241
Investment income	—	216	51	796

Total operating revenues	44,111	40,323	113,128	109,037

Operating expenses:
Interest expense	10,374	11,316	31,795	34,600
Amortization of transition property	27,348	26,129	76,332	73,438
Over recovery of transition charges	6,181	2,615	4,360	126
Servicing fees, administrative and general expenses	208	208	623	623

Total operating expenses	44,111	40,268	113,110	108,787

Net income	$—	$55	$18	$250

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
	(thousands of dollars)
Cash flows — operating activities:
Net income	$18	$250
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of transition property	76,332	73,438
Over recovery of transition charges	4,360	126
Changes in operating assets	(3,757)	(1,227)
Changes in operating liabilities	3,525	2,284

Cash provided by operating activities	80,478	74,871

Cash flows — financing activities:
Repayments of debt	(69,234)	(67,053)
Distributions paid to parent	(18)	(467)

Cash used in financing activities	(69,252)	(67,520)

Cash flows — investing activities:
Change in restricted funds	(11,226)	(7,547)

Cash used in investing activities	(11,226)	(7,547)

Net change in cash and cash equivalents	—	(196)

Cash and cash equivalents — beginning balance	1	197

Cash and cash equivalents — ending balance	$1	$1

Supplemental cash flow disclosures:
Cash interest payments	$29,659	$32,309

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2009	December 31, 2008
	(thousands of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$1	$1
Restricted cash (Note 5)	63,551	50,698
Accounts receivable – affiliate (Note 2)	3	—
Transition charge receivable:
Affiliates	10,653	8,239
All other	12,751	11,411

Total current assets	86,959	70,349
Investments:
Restricted funds held in trust (Note 5)	14,831	16,458
Transition property, net of accumulated amortization of $512,090 and $435,758	777,687	854,019

Total assets	$879,477	$940,826

LIABILITIES AND MEMBER’S INTEREST

Current liabilities:
Long-term debt due currently	$106,181	$103,244
Accounts payable – affiliate	217	265
Accrued interest	11,723	9,587
Other current liabilities	10,050	8,613

Total current liabilities	128,171	121,709
Transition bonds (Note 3)	702,938	775,109
Regulatory liability	31,945	27,585

Total liabilities	863,054	924,403
Member’s interest (Note 4)	16,423	16,423

Total liabilities and member’s interest	$879,477	$940,826

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES

Business

The Company is a bankruptcy-remote, special-purpose Delaware limited liability company, wholly-owned by Oncor. The Company was organized for the limited purpose of purchasing and owning transition property and issuing Transition Bonds to recover generation-related regulatory assets and other qualified costs. Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell power in the north-central, eastern and western parts of Texas. Oncor is a majority-owned (approximately 80%) subsidiary of Oncor Holdings, which is a direct, wholly-owned subsidiary of Intermediate Holding, a direct, wholly-owned subsidiary of EFH Corp. See “Glossary” for definition of terms and abbreviations.

EFH Corp. and Oncor have taken various “ring-fencing” measures to enhance Oncor’s credit quality. The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of the Texas Holdings Group, including TXU Energy and Luminant, and none of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or other obligations of any member of the Texas Holdings Group. Accordingly, Oncor’s operations are conducted, and its cash flows managed, independently from the Texas Holdings Group. Additional measures to enhance Oncor’s credit quality are discussed in the 2008 Form 10-K.

Basis of Presentation

The condensed financial statements of the Company have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in the 2008 Form 10-K. All adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the condensed interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in the 2008 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year. All dollar amounts in the financial statements and tables in the notes are stated in thousands of US dollars unless otherwise indicated. Subsequent events have been evaluated through October 29, 2009, the date these condensed financial statements were issued.

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

Annual and Interim True-Up Adjustments

Variations in customer usage impact transition charge revenues resulting in temporary over/under-recovery of transition charges. In such instances where sufficient funds are not collected through transition charges, the over-collateralization and the capital subaccounts are drawn down on the payment date to make scheduled payments on the Transition Bonds. Oncor files, on behalf of the Company, an annual true-up adjustment with the PUCT with respect to each series of Transition Bonds. The annual true-up adjustments for the 2003 Bonds and the 2004 Bonds are filed in August and May, respectively. In the filing, Oncor requests the PUCT to increase or decrease the authorized transition charges such that, based on the then current forecast of customer usage, sufficient funds will be collected during the following period to meet the scheduled debt service payments and replenish the over-collateralization and capital subaccounts to their required levels. The Company also has the right, under certain circumstances, to file interim true-up adjustment requests semi-annually, if needed, to make scheduled payments. In April 2009, Oncor filed an interim true-up with the PUCT designed to restore the over-collateralization and capital subaccounts to their required levels. The true-up was approved by the PUCT and became effective in May 2009.

Changes in Accounting Standards

In June 2009, the Financial Accounting Standards Board (FASB) issued “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles,” which establishes the FASB Accounting Standards Codification™ (Codification) as the source of authoritative US GAAP recognized by the FASB to be applied to nongovernmental entities. The Codification was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the Codification did not affect reported results of operations, financial condition or cash flows. The Company implemented the Codification in this Form 10-Q.

In May 2009, the FASB issued new guidance regarding subsequent events that requires disclosure of the date through which the Company has evaluated subsequent events related to the financial statements being issued and the basis for that date (either the date the financial statements were issued or the date they were available to be issued). This guidance was effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance as of April 1, 2009 did not affect reported results of operations, financial condition or cash flows, and the required disclosure is provided above in “Basis of Presentation.”

In April 2009, the FASB issued new guidance requiring the disclosure of summarized financial information about the fair value of financial instruments for interim reporting. This new guidance was effective for interim reporting periods ending after June 15, 2009, and the Company adopted it as of April 1, 2009. As this new guidance provides only disclosure requirements, the adoption did not have any effect on reported results of operations, financial condition or cash flows. The disclosures are provided in Note 3.

2.	RELATED–PARTY TRANSACTIONS

Pursuant to administration and servicing agreements between the Company and Oncor, Oncor furnishes to the Company, at a fixed fee per year, billing, payment processing, collection, accounting, clerical, secretarial and other administrative services, which are reflected as administrative and general expenses in the income statement. The Company’s expenses for servicing and administration activities performed by Oncor totaled $207 thousand for both the three months ended September 30, 2009 and 2008 and $620 thousand for both the nine months ended September 30, 2009 and 2008.

Transition charges billed to the REP subsidiaries of TCEH, which are included in operating revenues, totaled $18,854 thousand and $16,994 thousand for the three months ended September 30, 2009 and 2008, respectively, and $46,756 thousand and $45,452 thousand for the nine months ended September 30, 2009 and 2008, respectively. The balance of the transition charge receivable due from the REP subsidiaries of TCEH totaled $10,653 thousand at September 30, 2009 and $8,239 thousand at December 31, 2008.

Oncor, as servicer of the Transition Bonds, collects security deposits from REPs for payment of the REPs’ transition charges and remits these amounts to the Company. Amounts receivable from Oncor totaled $3 thousand at September 30, 2009 and zero at December 31, 2008. Oncor reviews the security amount for the REPs quarterly and requests increases when required.

Also see discussion in Note 4 regarding cash distributions.

3.	FINANCING ARRANGEMENTS

Long-term debt

At September 30, 2009 and December 31, 2008, the Company’s long-term debt consisted of the following:

	September 30, 2009	December 31, 2008
4.030% Fixed Series 2003 Bonds due in semi-annual installments through February 15, 2010	$13,019	$53,582
4.950% Fixed Series 2003 Bonds due in semi-annual installments through February 15, 2013	130,000	130,000
5.420% Fixed Series 2003 Bonds due in semi-annual installments through August 15, 2015	145,000	145,000
3.520% Fixed Series 2004 Bonds due in semi-annual installments through November 15, 2009	10,323	38,994
4.810% Fixed Series 2004 Bonds due in semi-annual installments through November 15, 2012	221,000	221,000
5.290% Fixed Series 2004 Bonds due in semi-annual installments through May 15, 2016	289,777	289,777

Total	809,119	878,353

Less amount due currently	(106,181)	(103,244)

Total long-term debt	$702,938	$775,109

The transition property sold to the Company, as well as restricted cash of $4,831 thousand in the capital subaccount at September 30, 2009, are pledged as collateral for the Transition Bonds. Collections of transition charges will be used to pay the principal, interest and associated costs of the Transition Bonds. The Company is required to maintain restricted cash pledged as collateral for the Transition Bonds in an amount equal to 0.50% of the initial aggregate principal amount of Transition Bonds outstanding. Should the transition charges collected through the specified payment dates listed above not provide adequate funds to make the scheduled payments of principal, the transition charges can continue to be collected for approximately two years before the Transition Bonds go into default for nonpayment of principal.

The fair value of the outstanding Transition Bonds was approximately $867,379 thousand and $886,823 thousand as of September 30, 2009 and December 31, 2008, respectively. The fair values are estimated based upon market value as determined by quoted market prices, representing Level 1 valuations under generally accepted fair value guidance.

Covenants

The terms of the Indenture contain various covenants, including payment covenants, covenants to file certain information with the SEC and covenants to deliver certain information to the Indenture Trustee. As of September 30, 2009, the Company was in compliance with such covenants.

4.	MEMBER’S INTEREST

The Company receives interest income with respect to the Indenture Trustee reserve account and capital subaccounts. Cash distributions to Oncor, the amounts of which represent interest income released by the Indenture Trustee, totaled zero and $18 thousand for the three and nine months ended September 30, 2009, respectively. The distributions are recorded as a reduction in Member’s Interest.

The following table presents the changes in Member’s Interest for the nine months ended September 30, 2009:

Total Member’s Interest
Balance at December 31, 2008	$16,423

Distributions paid to parent	(18)

Net income	18

Balance at September 30, 2009	$16,423

5.	RESTRICTED CASH

	Balance Sheet Classification
	At September 30, 2009		At December 31, 2008
	Current Assets	Investment	Current Assets	Investment
Collections related to Transition Bonds used only to service debt and pay expenses (includes over-collateralization subaccount of $1,011, —, $1,521 and —)	$63,551	$—	$50,698	$—
Funds for payment of fees associated with Transition Bonds (Indenture Trustee reserve account)	—	10,000	—	10,000
Reserve for shortfalls of Transition Bond charges (capital subaccount)	—	4,831	—	6,458

Total	$63,551	$14,831	$50,698	$16,458

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of

Oncor Electric Delivery Transition Bond Company LLC:

We have reviewed the accompanying condensed balance sheet of Oncor Electric Delivery Transition Bond Company LLC (the “Company”) as of September 30, 2009, and the related condensed statements of income for the three-month and nine-month periods ended September 30, 2009 and 2008, and of cash flows for the nine-month periods ended September 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

October 29, 2009

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations for the three and nine months ended September 30, 2009 and 2008 should be read in conjunction with the consolidated financial statements and the notes to those statements.

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

RESULTS OF OPERATIONS – Three and Nine Months Ended September 30, 2009 Compared to Three and Nine Months Ended September 30, 2008

Operating revenue increased $3,788 thousand, or 9%, to $44,111 thousand for the three months ended September 30, 2009 and increased $4,091 thousand, or 4%, to $113,128 thousand for the nine months ended September 30, 2009 as described below:

•

Transition charge revenues increased $4,004 thousand, or 10%, to $44,111 thousand for the three months ended September 30, 2009 and increased $4,836 thousand, or 4%, to $113,077 thousand for the nine months ended September 30, 2009 driven by an increase in the transition charge tariff reflecting true-up adjustments (see Note 1 to Financial Statements), partially offset by a decrease in electricity volumes delivered by Oncor reflecting the effects of milder weather and the weaker economy.

•

Investment income decreased $216 thousand to less than one thousand for the three months ended September 30, 2009 and decreased $745 thousand, or 94%, to $51 thousand for the nine months ended September 30, 2009 primarily due to lower interest rates. Investment income represents earnings on restricted cash balances. The restricted cash is invested in short-term US government securities.

Interest expense decreased $942 thousand, or 8%, to $10,374 thousand for the three months ended September 30, 2009 and decreased $2,805 thousand, or 8%, to $31,795 thousand for the nine months ended September 30, 2009 reflecting lower average debt balances due to scheduled principal payments on the Transition Bonds.

Amortization of transition property increased $1,219 thousand, or 5%, to $27,348 thousand for the three months ended September 30, 2009 and $2,894 thousand, or 4%, to $76,332 thousand for the nine months ended September 30, 2009 reflecting increased principal payments on the Transition Bonds.

The Company recorded an increase to expense for the over-recovery of transition charges of $6,181 thousand and $2,615 thousand for the three months ended September 30, 2009 and 2008, respectively, and $4,360 thousand and $126 thousand for the nine months ended September 30, 2009 and 2008, respectively. See discussion under “Over/Under-Recovery of Transition Charges” in Note 1 to the Financial Statements.

Net income totaled zero and $55 thousand for the three months ended September 30, 2009 and 2008, respectively, and $18 thousand and $250 thousand for the nine months ended September 30, 2009 and 2008, respectively. Net income includes interest earned on the Indenture Trustee reserve account and capital subaccounts, which the Company expects to periodically distribute to Oncor as released by the Indenture Trustee. See Note 4 to the Financial Statements.

FINANCIAL CONDITION

Cash Flows — Cash flows provided by operating activities increased $5,607 thousand, or 7%, to $80,478 thousand for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 driven by:

•	higher transition charge revenues of $4,836 thousand partially offset by a relative increase in transition charge receivables of $2,527 thousand, reflecting true-up adjustments,

•	a $2,650 thousand decrease in cash interest payments as a result of principal payments on the Transition Bonds, and

•	an increase of $1,396 thousand in customer deposits received (reported in other current liabilities on the balance sheet),

partially offset by a decrease of $745 thousand in investment income due primarily to lower interest rates.

Financing activities used cash flows of $69,252 thousand and $67,520 thousand for the nine months ended September 30, 2009 and 2008, respectively, representing scheduled principal payments on the Transition Bonds and distributions to Oncor of interest income earned on the Indenture Trustee reserve account and capital subaccount.

Cash flows used in investing activities totaled $11,226 thousand and $7,547 thousand for the nine months ended September 30, 2009 and 2008, respectively. The investing activity represents changes in the balances of restricted cash accounts.

As discussed in Note 1 to the Financial Statements, Oncor, as servicer, files for increases or decreases (true-ups) in transition charges with the PUCT to ensure sufficient funds will be collected during the following period to meet scheduled payments on the Transition Bonds and to maintain the capital and over-collateralization subaccounts at the required levels. The latest filings of the annual true-ups for the Transition Bonds were in August 2009 and May 2009 for the 2003 Bonds and the 2004 Bonds, respectively. An interim true-up was filed in April 2009 for the 2003 Bonds and was approved by the PUCT and became effective in May 2009. Based on the approved transition charges and current forecast of customer usage, the Company expects that revenues collected will be sufficient to make the scheduled payments.

As of September 30, 2009, restricted cash included the balance in the capital subaccount of $2,500 thousand compared to the required level of $2,500 thousand for the 2003 Bonds and $2,331 thousand compared to the required level of $3,949 thousand for the 2004 Bonds. Additionally, as of September 30, 2009, the balance in the over-collateralization subaccount for the 2003 Bonds was $1,011 thousand, compared to the required level of $1,250 thousand, and for the 2004 Bonds was zero, compared to the required level of $1,645 thousand. Required levels are determined as of the respective scheduled payment dates. Amounts reported above are as of the most recent payment dates. There are no penalties as a result of being above or below the required levels in the capital and over-collateralization subaccounts. The interim true-up adjustment to the 2003 Bonds discussed above was driven by a decrease in electricity volumes delivered and designed to restore the capital and over-collateralization subaccounts to their required levels. The annual true up for the 2004 Bonds, filed in May 2009, was also designed to restore the capital and over-collateralization subaccounts to required levels. Any future shortfalls in the subaccounts for either series of Transition Bonds would be addressed in future true-up filings.

FINANCING ACTIVITIES

The Company’s financing needs are limited to issuance of the Transition Bonds. There is no provision to allow for any other borrowings.

Covenants and Cross Default Provisions — The terms of the Indenture contain various covenants, including payment covenants, covenants to file certain information with the SEC and covenants to deliver certain information to the Indenture Trustee. As of September 30, 2009, the Company was in compliance with such covenants.

Certain financing arrangements contain provisions that may result in an event of default if there were a failure under other financing arrangements to meet payment terms or to observe other covenants that could or does result in an acceleration of payments due. Such provisions are referred to as “cross default” provisions. Under the Indenture, each of the 2003 Bonds and 2004 Bonds are cross-defaulted to each other. The Indenture does not contain any cross default provisions in respect of any indebtedness of Oncor as servicer.

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

Required Item	Filed as Exhibit or Furnished on Website

Monthly Servicer Report (Series 2004-1 for July 2009)	Exhibit 99(a)(1)

Monthly Servicer Report (Series 2004-1 for August 2009)	Exhibit 99(a)(2)

Monthly Servicer Report (Series 2004-1 for September 2009)	Exhibit 99(a)(3)

Monthly Servicer Report (Series 2003-1 for July 2009)	Exhibit 99(a)(4)

Monthly Servicer Report (Series 2003-1 for August 2009)	Exhibit 99(a)(5)

Monthly Servicer Report (Series 2003-1 for September 2009)	Exhibit 99(a)(6)

Statement of Collection Account Balances as of September 30, 2009	Exhibit 99(b)

A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order.

Exhibit 99(c)

Annual True-up of Transition Charges for the Series 2003-1 Transition Bonds	Exhibit 99(d)

Statement of Outstanding Bond Balances Series 2003-1	Exhibit 99(e)(1)

Statement of Outstanding Bond Balances Series 2004-1	Exhibit 99(e)(2)

Semi-Annual Servicer’s Certificate (Series 2003-1 for August 2009)	Exhibit 99(f)

Item 1A.	RISK FACTORS

There have been no material changes in risk factors since December 31, 2008 as disclosed in the 2008 Form 10-K except for information disclosed elsewhere in this Form 10-Q that provides factual updates to risk factors contained in the 2008 Form 10-K.

ITEM 6.	EXHIBITS

(a)	Exhibits:

Exhibits
(15)	Letter re: Unaudited Financial Information

15		—	Letter from independent registered accounting firm as to unaudited interim financial information.

(99)	Additional Exhibits

99(a)(1)		—	Monthly Servicer Report (Series 2004-1 for July 2009)

99(a)(2)		—	Monthly Servicer Report (Series 2004-1 for August 2009)

99(a)(3)		—	Monthly Servicer Report (Series 2004-1 for September 2009)

99(a)(4)		—	Monthly Servicer Report (Series 2003-1 for July 2009)

99(a)(5)		—	Monthly Servicer Report (Series 2003-1 for August 2009)

99(a)(6)		—	Monthly Servicer Report (Series 2003-1 for September 2009)

99(b)		—	Statement of Collection Account Balances as of September 30, 2009

99(c)		—	A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order; (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order.

99(d)		—	Annual True-up of Transition Charges for the Series 2003-1 Transition Bonds filed August 15, 2009.

99(e)(1)		—	Statement of Outstanding Bond Balances Series 2003-1

99(e)(2)		—	Statement of Outstanding Bond Balances Series 2004-1

99(f)		—	Semi-Annual Servicer’s Certificate (Series 2003-1 for August 2009)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

By	/s/ David M. Davis
David M. Davis
Vice President and Chief Financial Officer

Date: October 29, 2009