Form 10-K
period 2009-12-31
ONCOR ELECTRIC DELIVERY TRANSITION BOND CO LLC
filed 2010-02-19
CIK 1100179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 18, 2010, all outstanding common membership interests in Oncor Electric Delivery Transition Bond Company LLC were held by Oncor Electric Delivery Company LLC.

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

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

1999 Restructuring Legislation	Texas Electric Choice Plan, the legislation that restructured the electric utility industry in Texas to provide for retail competition

2003 Bonds	Refers collectively to the four series of securitization bonds issued in August 2003. One of these series was retired at maturity in 2007.

2004 Bonds	Refers collectively to the three series of securitization bonds issued in June 2004. One of these series was retired at maturity in 2009.

Company	Oncor Electric Delivery Transition Bond Company LLC, a wholly-owned, bankruptcy-remote financing subsidiary of Oncor

EFH Corp.	Refers to Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context. Its major subsidiaries include Oncor and TCEH.

ERCOT	Electric Reliability Council of Texas, the independent system operator and the regional coordinator of the various electricity systems within Texas

Financing Order	The financing order issued by the PUCT on August 5, 2002 to Oncor, its successors and assignees that provide electricity transmission and distribution service

GAAP	generally accepted accounting principles

Indenture	The agreement (dated as of August 21, 2003 as appended) between the Company, as issuer, and the Indenture Trustee, which describes the governing terms of, and secures payment of, the Transition Bonds

Indenture Trustee	The Bank of New York Mellon, a New York banking corporation

Intermediate Holding	Refers to Energy Future Intermediate Holding Company LLC, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of Oncor Holdings.

Luminant	Refers to subsidiaries of TCEH engaged in competitive market activities consisting of electricity generation and wholesale energy sales and purchases as well as commodity risk management and trading activities, all largely in Texas.

Merger	The transaction referred to in “Merger Agreement” (defined immediately below) that was completed on October 10, 2007.

Merger Agreement	Agreement and Plan of Merger, dated February 25, 2007, under which Texas Holdings agreed to acquire EFH Corp.

Moody’s	Moody’s Investors Services, Inc. (a credit rating agency)

ii

Oncor	Refers to Oncor Electric Delivery Company LLC, a direct, majority-owned subsidiary of Oncor Holdings, and/or its wholly-owned consolidated bankruptcy-remote financing subsidiary, Oncor Electric Delivery Transition Bond Company LLC, depending on context, that is engaged in regulated electricity transmission and distribution activities.

Oncor Holdings	Refers to Oncor Electric Delivery Holdings Company LLC, a direct, wholly-owned subsidiary of Intermediate Holding and the direct majority owner of Oncor.

Oncor Ring-Fenced Entities	Refers to Oncor Holdings and its direct and indirect subsidiaries.

PUCT	Public Utility Commission of Texas

REP	retail electric provider

S&P	Standard & Poor’s Ratings Services, a division of the McGraw Hill Companies, Inc. (a credit rating agency)

SEC	US Securities and Exchange Commission

Sponsor Group	Collectively, the investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P., TPG Capital, L.P. and GS Capital Partners, an affiliate of Goldman Sachs & Co. (See Texas Holdings below.)

TCEH	Refers to Texas Competitive Electric Holdings Company LLC, a direct, wholly-owned subsidiary of Energy Future Competitive Holdings Company and an indirect subsidiary of EFH Corp., and/or its subsidiaries, depending on context.

Texas Holdings	Refers to Texas Energy Future Holdings Limited Partnership, a limited partnership controlled by the Sponsor Group that owns substantially all of the common stock of EFH Corp.

Texas Holdings Group	Refers to Texas Holdings and its direct and indirect subsidiaries other than the Oncor Ring-Fenced Entities.

Texas Transmission	Refers to Texas Transmission Investment LLC, a limited liability company that owns a 19.75% equity interest in Oncor. Texas Transmission is not affiliated with EFH Corp., any of EFH Corp.’s subsidiaries or any member of the Sponsor Group.

Transition Bonds	Refers collectively to the 2003 Bonds and the 2004 Bonds.

TXU Energy	Refers to TXU Energy Retail Company LLC, a direct, wholly-owned subsidiary of TCEH engaged in the retail sale of electricity to residential and business customers. TXU Energy is a REP in competitive areas of ERCOT.

US	United States of America

iii

PART I

Item 1.	BUSINESS

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

Various “ring-fencing” measures have been taken to enhance Oncor’s credit quality. These measures serve to mitigate Oncor’s and Oncor Holdings’ credit exposure to the Texas Holdings Group and to reduce the risk that the assets and liabilities of Oncor or Oncor Holdings would be substantively consolidated with the assets and liabilities of the Texas Holdings Group in the event of a bankruptcy of one or more of those entities. Such measures include, among other things: Oncor’s sale of a 19.75% equity interest to Texas Transmission in November 2008; maintenance of separate books and records for the Oncor Ring-Fenced Entities; Oncor’s board of directors being comprised of a majority of independent directors, and prohibitions on the Oncor Ring-Fenced Entities’ providing credit support to, or receiving credit support from, any member of the Texas Holdings Group. The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of the Texas Holdings Group, including TXU Energy and Luminant, and none of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or other obligations of any member of the Texas Holdings Group. Oncor does not bear any liability for obligations of the Texas Holdings Group (including, but not limited to, debt obligations), and vice versa. Accordingly, Oncor’s operations are conducted, and its cash flows managed, independently from the Texas Holdings Group.

Legislative Background

In September 1999, the Texas legislature passed the 1999 Restructuring Legislation to restructure the electric utility industry in Texas. The 1999 Restructuring Legislation provided for a transition to competition in the retail and generation markets for electricity beginning in January 2002, and provided for recovery of certain costs previously incurred by electric utilities. These costs consist of generation-related regulatory assets as well as stranded costs, which represent the excess of net book value over market value of generation assets (as such regulatory and generation assets are defined by the 1999 Restructuring Legislation). The 1999 Restructuring Legislation authorized the PUCT to issue a financing order approving the issuance of Transition Bonds to facilitate the recovery of generation-related regulatory assets and stranded costs. The PUCT issued a financing order to Oncor on August 5, 2002. Recovery of the Transition Bonds’ principal, interest and other expenses is provided through irrevocable, nonbypassable charges (transition charges) assessed on substantially all existing and future retail electricity customers within Oncor’s certificated service territory as it existed on May 1, 1999.

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

Required Item	Filed as Exhibit or Furnished on Website

Monthly servicer report (Series 2004-1 for October 2009)	Exhibit 99 (a)(1)
Monthly servicer report (Series 2004-1 for November 2009)	Exhibit 99 (a)(2)
Monthly servicer report (Series 2004-1 for December 2009)	Exhibit 99 (a)(3)
Monthly servicer report (Series 2003-1 for October 2009)	Exhibit 99 (a)(4)
Monthly servicer report (Series 2003-1 for November 2009)	Exhibit 99 (a)(5)
Monthly servicer report (Series 2003-1 for December 2009)	Exhibit 99 (a)(6)

Statement of Collection Account Balances as of December 31, 2009	Exhibit 99 (b)

A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order.

Exhibit 99 (c)

Interim True-up of Transition Charges for the Series 2004-1 Transition Bonds filed December 15, 2009	Exhibit 99 (d)

Statement of Outstanding Bond Balances Series 2003-1	Exhibit 99 (e)(1)
Statement of Outstanding Bond Balances Series 2004-1	Exhibit 99 (e)(2)
Semi-Annual Servicer’s Certificate (Series 2004-1 for November 2009)	Exhibit 99 (f)

Item 1A.	RISK FACTORS

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

•	REPs who collect payments arising from the transition charges, but who may fail to remit retail customer charges to the servicer in a timely manner, or

•	the failure of REPs to submit accurate and timely information to the servicer regarding their collections and charge-offs. See “It May Be Difficult to Collect the Transition Charges from REPs” below.

There are Uncertainties Associated with Collecting the Transition Charges. The predictions associated with billing and collecting transition charges are based primarily on historical collection of payments and forecasted energy usage for which Oncor has records available. These usage and collection records, however, may not reflect customers’ payment patterns or energy usage in the competitive market. A shortfall or material delay in collecting transition charges could result in Transition Bond principal not being paid according to the expected amortization schedule, lengthening the weighted average life of the Transition Bonds, or in principal and interest not being paid at all. As a result, an investor could suffer a loss in connection with the investment.

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

Upon a default under a servicing agreement based upon the commencement of a case by or against the servicer under the US Bankruptcy Code or similar laws, the Indenture Trustee and the Company may be prevented from effecting a transfer of servicing. The 1999 Restructuring Legislation provides that upon a default under the Transition Bonds, which may result from servicer’s failure to make required remittances, the Indenture Trustee would have the right to apply to the PUCT for an order that amounts arising from transition charges be transferred to a separate account, and to apply to the Travis County, Texas district court for an order for sequestration and payment of revenues arising from the transition charges. However, in the event that the servicer becomes subject to a bankruptcy proceeding, federal bankruptcy law may prevent the PUCT or the Texas court from issuing or enforcing these orders. The Indenture requires the Indenture Trustee to request an order from the bankruptcy court to permit the PUCT or the Texas court to issue and enforce these orders. However, the bankruptcy court may deny the request. The failure of the servicer to make required remittances would likely result in a default under the Indenture.

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

It May Be Difficult to Collect Transition Charges from REPs. As part of the restructuring of the Texas electric industry, retail customers in Oncor’s service territory began, as of January 1, 2002, purchasing electricity and related services from REPs rather than Oncor. Oncor is no longer permitted to sell electricity directly to retail customers. EFH Corp. currently has an affiliated REP that provides electricity and related services to retail customers in Oncor’s service territory. In the future, EFH Corp. may establish additional affiliated REPs or divest itself of one or more affiliated REPs. The 1999 Restructuring Legislation requires Oncor to allow each REP, including EFH Corp.’s affiliated REP, pursuant to a tariff to be filed by Oncor and approved by the PUCT, to issue a single bill to customers purchasing electricity from that REP. This single bill includes all charges related to purchasing electricity from the REP, including delivery services from Oncor and the applicable transition charges. Retail customers pay transition charges to REPs who supply them with electric power. The REPs are obligated to remit payments of transition charges to the servicer less a specified percentage allowance for charge-offs or delinquent customer accounts whose service has been terminated, within 35 days of billing from the servicer, even if the REPs do not collect the charges from retail customers. The charge-off percentage is initially based on the servicer’s system-wide charge-off percentage but is recalculated annually for each REP in conjunction with the true-up adjustment process. Each REP’s recourse for transition charge payments remitted to the servicer but not collected ultimately from customers is limited to a credit against future transition charge payments unless the REP and the servicer agree to alternative arrangements, but in no event will the REP have recourse to the Company or the Company’s funds for such payments. In the event that the REP does not pay the transition charges to the servicer, the servicer will have the right to collect transition charges directly from those retail customers who receive their electricity bills from the REP and have not paid the REP. REPs bill most retail customers for the transition charges, and as a result the Company has to rely on a relatively small number of entities for the collection of the bulk of the transition charges. The servicer does not pay any shortfalls resulting from the failure of any REP to forward transition charge collections. This may adversely affect an investment in Transition Bonds because:

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

Oncor has tariffs in place to assure adequate credit worthiness of any REP to support the REP’s obligation to collect securitization bond-related charges (transition charges) on behalf of the Company. REPs who do not have a long-term unsecured credit rating of at least “BBB-” and “Baa3” (or the equivalent from S&P and Moody’s, respectively), will be required to provide (i) a cash deposit, (ii) an affiliate guarantee, surety bond or letter of credit or (iii) some combination of these forms of credit support to the Indenture Trustee. The amount of such credit support will equal two months’ maximum expected collections of transition charges, as determined by the servicer and agreed to by the REP, and any cash deposits will be deposited in a REP security deposit subaccount with the Indenture Trustee.

Under these provisions, as a result of the previous downgrade of TCEH’s credit rating to below investment grade, Oncor’s affiliated REP, TCEH, will be required to post collateral support in an amount equal to estimated transition charges over specified time periods. As of December 31, 2009, TCEH has posted collateral support of approximately $15 million with Oncor for the benefit of the Company.

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

Risks Associated with Potential Bankruptcy Proceedings

The Servicer Will Commingle the Transition Charges with Other Revenues, Which May Obstruct Access to the Transition Charges in Case of the Servicer’s Bankruptcy. The servicer does not segregate the transition charges from its general funds. The transition charges are segregated only when the servicer pays them to the Indenture Trustee and the Indenture Trustee deposits them to the applicable collection account. The servicer is permitted to remit collections on a monthly basis if Oncor or a successor to Oncor’s electric public utility business remains the servicer, no servicer default has occurred, and:

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

Item 3.	LEGAL PROCEEDINGS

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED EQUITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable. All outstanding common membership interests in the Company are held by Oncor.

Item 6.	SELECTED FINANCIAL DATA

Item 6 is not presented herein as the Company meets the conditions set forth in General Instruction (I) (1) of Form 10-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations for the fiscal years ended December 31, 2009, 2008 and 2007 should be read in conjunction with the Company’s audited consolidated financial statements and the notes to those statements.

The information required hereunder for the Company is in its reduced format as allowed for under General Instruction (I) (1) and (2)(a) of Form 10-K. All dollar amounts in the tables in the following discussion and analysis are stated in thousands of US dollars unless otherwise indicated.

BUSINESS

The Company is a bankruptcy-remote, special-purpose Delaware limited liability company, wholly-owned by Oncor. Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell power in the north-central, eastern and western parts of Texas. Oncor is a majority-owned (approximately 80%) subsidiary of Oncor Holdings, which is a direct, wholly-owned subsidiary of Intermediate Holding, a direct, wholly-owned subsidiary of EFH Corp. See Note 1 to Financial Statements for discussion of certain “ring-fencing” measures taken by EFH Corp. and Oncor to enhance Oncor’s credit quality.

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

Sale of Noncontrolling Interests by Oncor

In November 2008, Oncor sold equity interests to an investor group for $1.254 billion in cash. The investor group is led by certain firms from Canada and Singapore and is not affiliated with any member of the Sponsor Group, Texas Holdings or EFH Corp. Oncor also indirectly sold equity interests to certain members of its board of directors and its management team. Accordingly, after giving effect to all equity issuances, as of December 31, 2009, Oncor’s ownership was as follows: 80.03% held by Oncor Holdings and indirectly by EFH Corp., 19.75% held by the investor group and 0.22% held indirectly by certain members of Oncor’s management and board of directors.

Purchase Accounting

For EFH Corp., the Merger was accounted for under purchase accounting, whereby the total purchase price of the transaction was allocated to EFH Corp.’s identifiable tangible and intangible assets acquired and liabilities assumed based on their fair values, and the excess of the purchase price over the fair value of net assets acquired was recorded as goodwill. A review of the SEC regulations indicated that the Company’s financial statements were not required to use push-down accounting; therefore, the assets and liabilities of the Company were not recorded at their fair values as of the closing date of the Merger.

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

Revenue Recognition — The Company’s revenue includes an estimate for the transition charges billed to REPs by Oncor, as servicer, from the meter reading date to the end of the period (unbilled revenues). The unbilled revenue is based on actual daily revenues for the most recent metered period, adjusted for weather and other measurable factors that affect consumption, applied to the number of unmetered days through the end of the period. Accrued unbilled revenues totaled $8,715 thousand, $8,432 thousand and $8,954 thousand at December 31, 2009, 2008 and 2007, respectively.

RESULTS OF OPERATIONS — 2009 compared to 2008 and 2008 compared to 2007

Operating revenues increased $5,906 thousand, or 4%, to $146,617 thousand for the year ended December 31, 2009, and decreased $7,448 thousand, or 5%, to $140,711 thousand for the year ended December 31, 2008, as described below:

•

Transition charge revenues increased $6,672 thousand, or 5%, to $146,565 thousand for the year ended December 31, 2009 driven by an increase in the transition charge tariff reflecting true-up adjustments (see Note 1 to Financial Statements), partially offset by a decrease in electricity volumes delivered by Oncor reflecting the effects of milder weather and the weaker economy. Transition charge revenues decreased $5,326 thousand, or 4%, to $139,893 thousand for the year ended December 31, 2008 driven by a decrease in the transition charge tariff reflecting true-up adjustments, partially offset by an increase in electricity volumes delivered by Oncor reflecting growth in points of delivery.

•

Investment income decreased $766 thousand, or 94%, to $52 thousand for the year ended December 31, 2009 and $2,122 thousand, or 72%, to $818 thousand for the year ended December 31, 2008 primarily due to lower interest rates. Investment income represents earnings on restricted cash balances. The restricted cash is invested in short-term US government securities.

Interest expense decreased $3,797 thousand, or 8%, to $41,892 thousand for the year ended December 31, 2009 and $3,634 thousand, or 7%, to $45,689 thousand for the year ended December 31, 2008 reflecting lower average debt balances due to scheduled principal payments on the Transition Bonds.

Amortization of transition property increased $4,016 thousand, or 4%, to $104,161 thousand for the year ended December 31, 2009 and $2,741 thousand, or 3%, to $100,145 thousand for the year ended December 31, 2008 reflecting increased principal payments on the Transition Bonds. See discussion under “Amortization” in Note 1 to Financial Statements.

The Company recorded a reduction of expenses for the under-recovery of transition charges of $284 thousand, $6,205 thousand and $157 thousand for the years ended December 31, 2009, 2008 and 2007, respectively. See discussion under “Over/Under-Recovery of Transition Charges” in Note 1 to Financial Statements.

Net income totaled $18 thousand, $252 thousand and $759 thousand for the years ended December 31, 2009, 2008 and 2007, respectively. Net income includes interest earned on the Indenture Trustee reserve account and capital subaccounts, which the Company expects to periodically distribute to Oncor as released by the Indenture Trustee. See Note 4 to Financial Statements.

FINANCIAL CONDITION

Cash Flows — Cash flows provided by operating activities increased $3,252 thousand, or 3%, to $97,210 thousand for the year ended December 31, 2009 as compared to the year ended December 31, 2008 driven by:

•	higher transition charge revenues of $6,672 thousand partially offset by a relative increase in transition charge receivables of $2,941 thousand, reflecting true-up adjustments, and

•	a $3,724 thousand decrease in cash interest payments as a result of principal payments on the Transition Bonds,

partially offset by:

•	a decrease of $3,438 thousand in customer deposits received (reported in other current liabilities on the balance sheet), and

•	a decrease of $766 thousand in investment income due primarily to lower interest rates.

Cash flows provided by operating activities decreased $5,099 thousand, or 5%, to $93,958 thousand for the year ended December 31, 2008 as compared to the year ended December 31, 2007 driven by:

•	lower transition charge revenues of $5,326 thousand partially offset by a relative decrease in transition charge receivables of $1,049 thousand, reflecting true-up adjustments;

•	a decrease of $2,122 thousand in investment income primarily due to lower interest rates, and

•	a decrease of $2,251 thousand in customer deposits received,

partially offset by a $3,552 thousand decrease in cash interest payments as a result of principal payments on the Transition Bonds.

Financing activities used cash flows of $103,262 thousand, $99,938 thousand and $97,122 thousand in 2009, 2008 and 2007, respectively. The increase in cash used in financing activities was driven by scheduled principal payments on the Transition Bonds. Financing activities for each period are presented in the table below:

	Year Ended December 31,
	2009	2008	2007
Cash used in financing activities:
Semiannual payments on the 2003 Bonds	$(40,563)	$(39,024)	$(37,514)
Semiannual payments on the 2004 Bonds	(62,681)	(60,409)	(59,034)
Distributions to parent of interest income earned on the Indenture Trustee reserve account	(18)	(505)	(574)

Total cash used in financing activities	$(103,262)	$(99,938)	$(97,122)

Cash flows provided by investing activities totaled $6,052 thousand and $5,784 thousand in 2009 and 2008, respectively, and cash flows used in investing activities totaled $1,739 thousand in 2007. The investing activity represents changes in the balances of restricted cash accounts.

As discussed in Note 1 to the Financial Statements, Oncor, as servicer, files for increases or decreases (true-ups) in transition charges with the PUCT to ensure sufficient funds will be collected during the following period to meet scheduled payments on the Transition Bonds and to maintain the capital and over-collateralization subaccounts at the required levels. The latest filings of the annual true-ups for the Transition Bonds were in August 2009 and May 2009 for the 2003 Bonds and the 2004 Bonds, respectively. Interim true-ups for the 2003 Bonds and 2004 Bonds were filed in April 2009 and December 2009, respectively, and were approved by the PUCT and became effective in May 2009 and January 2010, respectively. Based on the approved transition charges and current forecast of customer usage, the Company expects that revenues collected will be sufficient to make the scheduled payments.

As of December 31, 2009, restricted cash included the balance in the capital subaccount of $2,500 thousand compared to the required level of $2,500 thousand for the 2003 Bonds and $1,599 thousand compared to the required level of $3,949 thousand for the 2004 Bonds. Additionally, as of December 31, 2009, the balance in the over-collateralization subaccount for the 2003 Bonds was $1,011 thousand, compared to the required level of $1,250 thousand, and for the 2004 Bonds was zero, compared to the required level of $1,810 thousand. Required levels are determined as of the respective scheduled payment dates. Required level amounts reported above are as of the most recent payment dates. There are no penalties as a result of being above or below the required levels in the capital and over-collateralization subaccounts. The interim true-up adjustments discussed above were driven by a decrease in electricity volumes delivered and designed to restore the capital and over-collateralization subaccounts to their required levels. Any future shortfalls in the subaccounts for either series of Transition Bonds would be addressed in future true-up filings.

Member’s Interest — The Company receives interest income with respect to its Indenture Trustee reserve account and capital subaccounts. The Company intends to periodically distribute to Oncor interest income in the Indenture Trustee reserve account and the capital subaccounts as released by the Indenture Trustee. Interest income totaling $18 thousand, $505 thousand and $574 thousand was distributed to Oncor in 2009, 2008 and 2007, respectively. The distributions were recorded as a reduction in member’s interest.

FINANCING ACTIVITIES

The Company’s financing needs are limited to issuance of the Transition Bonds. There is no provision to allow for any other borrowings.

Covenants and Cross Default Provisions — The terms of the Indenture contain various covenants, including payment covenants, covenants to file certain information with the SEC and covenants to deliver certain information to the Indenture Trustee. As of December 31, 2009, the Company was in compliance with such covenants.

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

FORWARD-LOOKING STATEMENTS

This report and other presentations made by the Company contain “forward-looking statements.” All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that the Company expects or anticipates to occur in the future (often, but not always, through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “should,” “projection,” “target,” “goal,” “objective” and “outlook”), are forward-looking statements. Although the Company believes that in making any such forward-looking statement its expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under Item 1A,”Risk Factors” and the following important factors, among others, that could cause actual results to differ materially from those projected in such forward-looking statements:

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

Any forward-looking statement speaks only as of the date on which such statement is made, and there is no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible to predict all of them, nor can the Company assess the impact of each such factor or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of

Oncor Electric Delivery Transition Bond Company LLC:

We have audited the accompanying balance sheets of Oncor Electric Delivery Transition Bond Company LLC (the “Company”) as of December 31, 2009 and 2008, and the related statements of income, cash flows and member’s interest for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Dallas, Texas
February 18, 2010

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

STATEMENTS OF INCOME

	Year Ended December 31,
	2009	2008	2007
	(thousands of dollars)
Operating revenues:
Transition charge revenue	$146,565	$139,893	$145,219
Investment income	52	818	2,940

Total operating revenues	146,617	140,711	148,159

Operating expenses:
Interest expense	41,892	45,689	49,323
Amortization of transition property	104,161	100,145	97,404
Under recovery of transition charges	(284)	(6,205)	(157)
Servicing fees, administrative and general expenses	830	830	830

Total operating expenses	146,599	140,459	147,400

Net income	$18	$252	$759

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(thousands of dollars)
Cash flows – operating activities:
Net income	$18	$252	$759
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of transition property	104,161	100,145	97,404
Under recovery of transition charges	(284)	(6,205)	(157)
Changes in operating assets	(1,592)	1,349	300
Changes in operating liabilities	(5,093)	(1,583)	751

Cash provided by operating activities	97,210	93,958	99,057

Cash flows – financing activities:
Repayment of debt	(103,244)	(99,433)	(96,548)
Distributions paid to parent	(18)	(505)	(574)

Cash used in financing activities	(103,262)	(99,938)	(97,122)

Cash flows – investing activities:
Change in restricted funds	6,052	5,784	(1,739)

Cash provided by (used in) investing activities	6,052	5,784	(1,739)

Net change in cash and cash equivalents	—	(196)	196
Cash and cash equivalents, beginning balance	1	197	1

Cash and cash equivalents, ending balance	$1	$1	$197

Supplemental cash flow disclosures:
Cash interest payments	$42,820	$46,544	$50,096

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

BALANCE SHEETS

	December 31,
	2009	2008
	(thousands of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$1	$1
Restricted cash (Note 5)	47,005	50,698
Transition charge receivable:
Affiliates	8,854	8,239
All other	12,388	11,411

Total current assets	68,248	70,349
Investments:
Restricted funds held in trust (Note 5)	14,099	16,458
Transition property, net of accumulated amortization of $539,919 and $435,758	749,858	854,019

Total assets	$832,205	$940,826

LIABILITIES AND MEMBER’S INTEREST
Current liabilities:
Long-term debt due currently	$107,825	$103,244
Accounts payable – affiliate	265	265
Accrued interest	8,659	9,587
Other current liabilities	4,448	8,613

Total current liabilities	121,197	121,709
Transition bonds (Note 3)	667,284	775,109
Regulatory liability	27,301	27,585

Total liabilities	815,782	924,403
Member’s interest (Note 4)	16,423	16,423

Total liabilities and member’s interest	$832,205	$940,826

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

STATEMENTS OF MEMBER’S INTEREST

	Year Ended December 31,
	2009	2008	2007
	(thousands of dollars)
Member’s interest:
Balance at beginning of year	$16,423	$16,676	$16,491
Distributions paid to parent	(18)	(505)	(574)
Net income	18	252	759

Total member’s interest at end of year	$16,423	$16,423	$16,676

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

Various “ring-fencing” measures have been taken to enhance Oncor’s credit quality. These measures serve to mitigate Oncor’s and Oncor Holdings’ credit exposure to the Texas Holdings Group and to reduce the risk that the assets and liabilities of Oncor or Oncor Holdings would be substantively consolidated with the assets and liabilities of the Texas Holdings Group in the event of a bankruptcy of one or more of those entities. Such measures include, among other things: Oncor’s sale of a 19.75% equity interest to Texas Transmission in November 2008; maintenance of separate books and records for the Oncor Ring-Fenced Entities; Oncor’s board of directors being comprised of a majority of independent directors, and prohibitions on the Oncor Ring-Fenced Entities’ providing credit support to, or receiving credit support from, any member of the Texas Holdings Group. The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of the Texas Holdings Group, including TXU Energy and Luminant, and none of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or other obligations of any member of the Texas Holdings Group. Oncor does not bear any liability for obligations of the Texas Holdings Group (including, but not limited to, debt obligations), and vice versa. Accordingly, Oncor’s operations are conducted, and its cash flows managed, independently from the Texas Holdings Group.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

Basis of Presentation

The financial statements of the Company have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. All dollar amounts in the financial statements and tables in the notes are stated in thousands of US dollars unless otherwise indicated. Subsequent events have been evaluated through February 18, 2010, the date these financial statements were issued.

For EFH Corp., the Merger, which closed on October 10, 2007, was accounted for under purchase accounting, whereby the total purchase price of the transaction was allocated to EFH Corp.’s identifiable tangible and intangible assets acquired and liabilities assumed based on their fair values, and the excess of the purchase price over the fair value of net assets acquired was recorded as goodwill. A review of the SEC regulations indicated that the Company’s financial statements were not required to use push-down accounting; therefore, the assets and liabilities of the Company were not recorded at their fair values as of the closing date of the Merger.

Use of Estimates

The preparation of the Company’s financial statements requires management to make estimates and assumptions about future events that affect the reporting and disclosure of assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses, including fair value measurements. In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. No material adjustments, other than those disclosed elsewhere herein, were made to previous estimates or assumptions during the current year.

Regulatory Assets and Liabilities

The Company’s business meets the applicability criteria of accounting standards related to the effect of certain types of regulation. These standards recognize the cost-based rate-making process, which may result in differences in the application of generally accepted accounting principles between regulated and non-regulated entities. The regulatory liability balances of $27,301 thousand and $27,585 thousand at December 31, 2009 and 2008, respectively, consist of over-recovery of transition charges as discussed below.

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

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

Annual and Interim True-Up Adjustments

Variations in customer usage impact transition charge revenues resulting in temporary over/under-recovery of transition charges. In such instances where sufficient funds are not collected through transition charges, the over-collateralization and the capital subaccounts are drawn down on the payment date to make scheduled payments on the Transition Bonds. Oncor files, on behalf of the Company, an annual true-up adjustment with the PUCT with respect to each series of Transition Bonds. The annual true-up adjustments for the 2003 Bonds and the 2004 Bonds are filed in August and May, respectively. In any true-up filing, Oncor requests the PUCT to increase or decrease the authorized transition charges such that, based on the then current forecast of customer usage, sufficient funds will be collected during the following period to meet the scheduled debt service payments and replenish the over-collateralization and capital subaccounts to their required levels. The Company also has the right, under certain circumstances, to file interim true-up adjustment requests semi-annually, if needed, to make scheduled payments. Interim true-ups for the 2003 Bonds and 2004 Bonds were filed in April 2009 and December 2009, respectively, and were approved by the PUCT and became effective in May 2009 and January 2010, respectively.

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

2. RELATED PARTY TRANSACTIONS

Pursuant to administration and servicing agreements between the Company and Oncor, Oncor furnishes to the Company, at a fixed fee per year, billing, payment processing, collection, accounting, clerical, secretarial and other administrative services, which are reflected as administrative and general expenses in the income statement. The Company’s expense for servicing and administration activities performed by Oncor totaled $826 thousand in each of the years ended December 31, 2009, 2008 and 2007.

Transition charges billed to the REP subsidiaries of TCEH, which are included in operating revenues, totaled $59,662 thousand, $57,822 thousand and $63,859 thousand for the years ended December 31, 2009, 2008 and 2007, respectively. The balance of the transition charge receivable due from the REP subsidiaries of TCEH totaled $8,854 thousand and $8,239 thousand at December 31, 2009 and 2008, respectively.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

Oncor, as servicer of the Transition Bonds, collects security deposits from REPs for payment of the REPs’ transition charges and remits these amounts to the Indenture Trustee as they are collected. No amounts were outstanding from Oncor at December 31, 2009 and 2008. Oncor reviews the security amount for the REPs quarterly and requests increases when required.

Also see discussion in Note 4 regarding cash distributions.

3. FINANCING ARRANGEMENTS

Long-Term Debt

At December 31, 2009 and 2008, the Company’s long-term debt consisted of the following:

	December 31,
	2009	2008

4.030% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2010	$13,019	$53,582
4.950% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2013	130,000	130,000
5.420% Fixed Series 2003 Bonds due in semiannual installments through August 15, 2015	145,000	145,000
3.520% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2009	—	38,994
4.810% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2012	197,313	221,000
5.290% Fixed Series 2004 Bonds due in semiannual installments through May 15, 2016	289,777	289,777

Total	775,109	878,353

Less amount due currently	(107,825)	(103,244)

Total long-term debt	$667,284	$775,109

The transition property sold to the Company, as well as restricted cash of $4,099 thousand in the capital subaccount at December 31, 2009, are pledged as collateral for the Transition Bonds. Collections of transition charges will be used to pay the principal, interest and associated costs of the Transition Bonds. The Company is required to maintain restricted cash pledged as collateral for the Transition Bonds in an amount equal to 0.50% of the initial aggregate principal amount of Transition Bonds outstanding. Should the transition charges collected through the specified payment dates listed above not provide adequate funds to make the scheduled payments of principal, the transition charges can continue to be collected for approximately two years before the Transition Bonds go into default for nonpayment of principal.

Maturities for the years 2010 through 2014 and thereafter of long-term debt instruments outstanding at December 31, 2009, are as follows:

Year
2010	107,825
2011	113,085
2012	118,609
2013	124,647
2014	131,387
Thereafter	179,556

Total	$775,109

The fair value of the outstanding Transition Bonds was approximately $827,707 thousand and $886,823 thousand as of December 31, 2009 and 2008, respectively. The fair values are estimated based upon market value as determined by quoted market prices, representing Level 1 valuations under accounting standards related to the determination of fair value.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

Covenants

The terms of the Indenture contain various covenants, including payment covenants, covenants to file certain information with the SEC and covenants to deliver certain information to the Indenture Trustee. As of December 31, 2009, the Company was in compliance with such covenants.

4. MEMBER’S INTEREST

The Company receives interest income with respect to its Indenture Trustee reserve account and capital subaccounts. Cash distributions to Oncor, the amounts of which represent interest income released by the Indenture Trustee, totaled $18 thousand, $505 thousand and $574 thousand in the years ended December 31, 2009, 2008 and 2007, respectively. The distributions are recorded as a reduction in Member’s Interest.

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

	Balance Sheet Classification
	At December 31, 2009		At December 31, 2008
	Current Assets	Investment	Current Assets	Investment
Collections related to Transition Bonds used only to service debt and pay expenses (includes over-collateralization subaccount of $1,011, —, $1,521 and —)	$47,005	$—	$50,698	$—
Funds for payment of fees associated with Transition Bonds (Indenture Trustee reserve account)	—	10,000	—	10,000
Reserve for shortfalls of Transition Bond charges (capital subaccount)	—	4,099	—	6,458

Total	$47,005	$14,099	$50,698	$16,458

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A(T).	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect as of December 31, 2009. Based on the evaluation performed, the Company’s management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective. There have been no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Item 10 is not presented herein as the Company meets the conditions set forth in General Instruction (I) (1) of Form 10-K.

Item 11.	EXECUTIVE COMPENSATION

Item 11 is not presented herein as the Company meets the conditions set forth in General Instruction (I) (1) of Form 10-K.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED EQUITY HOLDER MATTERS

Item 12 is not presented herein as the Company meets the conditions set forth in General Instruction (I) (1) of Form 10-K.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Item 13 is not presented herein as the Company meets the conditions set forth in General Instruction (I) (1) of Form 10-K.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

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

The Audit Committee may also approve certain on-going non-audit services not previously approved in the limited circumstances provided for in the SEC rules. All services performed in 2009 by Deloitte & Touche LLP, the member firms of Deloitte & Touche Tohmatsu and their respective affiliates (Deloitte & Touche) were preapproved.

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

For the years ended December 31, 2009 and 2008, fees billed (in US dollars) to the Company by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates were as follows:

	2009	2008

Audit Fees. Fees for services necessary to perform the annual audit, review SEC filings, fulfill statutory and other attest service requirements and provide comfort letters and consents	$182,000	$175,000

Audit-Related Fees. Fees for services including internal control reviews, attest services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards	35,000	50,000

Tax Fees.	—	—

All Other Fees.	—	—

Total	$217,000	$225,000

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The financial statements’ schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

Oncor Electric Delivery Transition Bond Company LLC Exhibits to 2009 Form 10-K

Exhibits	Previously Filed* With File Number	As Exhibit

3(i)	Articles of Incorporation.

3(a)	333-91935 (Form 8-K filed August 28, 2003)	4(b)	—	Amended and Restated Certificate of Formation dated as of August 11, 2003.

3(ii)	By-laws

3(b)	333-91935 (Form 8-K filed August 28, 2003)	4(a)	—	Amended and Restated Limited Liability Company Agreement dated as of August 21, 2003.

4	Instruments defining the rights of security holders.

4(a)	333-91935 (Form 8-K filed August 28, 2003)	4(c)	—	Indenture dated as of August 21, 2003.

4(b)	333-91935 (Form 8-K filed August 28, 2003)	4(d)	—	Series 2003-1 Supplement dated as of August 21, 2003.

4(c)	333-91935 (Form 8-K filed June 14, 2004)	4	—	Series 2004-1 Supplement dated as of June 7, 2004.

10	Material Contracts.

10(a)	333-91935 (Form 8-K filed August 28, 2003)	10(a)	—	Series 2003-1 Transition Property Purchase and Sale Agreement dated as of August 21, 2003.

10(b)	333-91935 (Form 8-K filed August 28, 2003)	10(b)	—	Series 2003-1 Transition Property Servicing Agreement dated as of August 21, 2003.

10(c)	333-91935 (Form 8-K filed June 14, 2004)	10(a)	—	Series 2004-1 Transition Property Purchase and Sale Agreement dated as of June 7, 2004.

10(d)	333-91935 (Form 8-K filed June 14, 2004)	10(b)	—	Series 2004-1 Transition Property Servicing Agreement dated as of June 7, 2004.

10(e)	333-91935 (Form 8-K filed August 28, 2003)	10(c)	—	Administration Agreement dated as of August 21, 2003.

10(f)	333-91935 (Form 8-K filed August 28, 2003)	10(d)	—	Intercreditor Agreement dated as of August 21, 2003.

Exhibits	Previously Filed* With File Number	As Exhibit

(23)	Consent of Experts.

23			—	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm for Oncor Electric Delivery Transition Bond Company LLC.

(31)	Rule 13a – 14(a)/15d – 14(d) Certifications.

31			—	Certification of David M. Davis, principal financial officer of Oncor Electric Delivery Transition Bond Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits.

99(a)(1)			—	Monthly Servicer Report (Series 2004-1 for October 2009)

99(a)(2)			—	Monthly Servicer Report (Series 2004-1 for November 2009)

99(a)(3)			—	Monthly Servicer Report (Series 2004-1 for December 2009)

99(a)(4)			—	Monthly Servicer Report (Series 2003-1 for October 2009)

99(a)(5)			—	Monthly Servicer Report (Series 2003-1 for November 2009)

99(a)(6)			—	Monthly Servicer Report (Series 2003-1 for December 2009)

99(b)			—	Statement of Collection Account Balances as of December 31, 2009

99(c)			—	A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order.

99(d)			—	Interim True-up of Transition Charges for the Series 2004-1 Transition Bonds filed December 15, 2009

99(e)(1)			—	Statement of Outstanding Bond Balances Series 2003-1

99(e)(2)			—	Statement of Outstanding Bond Balances Series 2004-1

99(f)			—	Semi-Annual Servicer’s Certificate (Series 2004-1 for November 2009)

99(g)			—	Independent Accountant’s Report – Attestation with Management’s Assertion Attached (Servicer)

*	Incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Oncor Electric Delivery Transition Bond Company LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC
Date: February 18, 2010

	By	/S/ ROBERT S. SHAPARD
(Robert S. Shapard, as Chairman and Chief Executive of Oncor Electric Delivery Company LLC, the Servicer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Oncor Electric Delivery Transition Bond Company LLC and in the capacities and on the date indicated.

Signature	Title	Date

/S/ ROBERT S. SHAPARD	Principal Executive	February 18, 2010
(Robert S. Shapard, Manager, Chairman of	Officer and Manager
the Board and Chief Executive)

/S/ DAVID M. DAVIS	Principal Financial Officer	February 18, 2010
(David M. Davis, Manager, Vice President and	and Manager
Chief Financial Officer)

/S/ RICHARD C. HAYS	Principal Accounting Officer	February 18, 2010
(Richard C. Hays, Controller)

/S/ DON J. CLEVENGER	Manager	February 18, 2010
(Don J. Clevenger, Manager, Vice President, Secretary and
Chief Legal Officer)

Manager
(Richard F. Klumpp, Manager)

Manager
(Amy Stengel, Manager)