Form 10-Q
period 2010-03-31
ONCOR ELECTRIC DELIVERY TRANSITION BOND CO LLC
filed 2010-05-04
CIK 1100179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

As of April 30, 2010, all outstanding membership interests in Oncor Electric Delivery Transition Bond Company LLC were held by Oncor Electric Delivery Company LLC.

Oncor Electric Delivery Transition Bond Company LLC meets the conditions set forth in General Instructions (H) (1) (a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format.

Oncor Electric Delivery Transition Bond Company LLC’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are made available to the public, free of charge, on the Oncor Electric Delivery Company LLC website at http://www.oncor.com as soon as reasonably practicable after they have been filed with or furnished to the Securities and Exchange Commission. The information on Oncor Electric Delivery Company LLC’s website shall not be deemed a part of, or incorporated by reference into, this report on Form 10-Q.

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2003 Bonds	Refers collectively to the four series of securitization bonds issued in August 2003. Two of these series were retired at maturity in 2007 and 2010.

2004 Bonds	Refers collectively to the three series of securitization bonds issued in June 2004. One of these series was retired at maturity in 2009.

2009 Form 10-K	Oncor Electric Delivery Transition Bond Company LLC’s Annual Report on Form 10-K for the year ended December 31, 2009

Company	Oncor Electric Delivery Transition Bond Company LLC, a wholly-owned, bankruptcy-remote financing subsidiary of Oncor

EFH Corp.	Refers to Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context. Its major subsidiaries include Oncor and TCEH.

ERCOT	Electric Reliability Council of Texas, the independent system operator and the regional coordinator of the various electricity systems within Texas

Financing Order	The financing order issued by the PUCT on August 5, 2002 to Oncor, its successors and assignees that provide electricity transmission and distribution service

GAAP	generally accepted accounting principles

Indenture	The agreement (dated as of August 21, 2003 as appended) between the Company, as issuer, and the Indenture Trustee, which describes the governing terms of, and secures payment of, the Transition Bonds

Indenture Trustee	The Bank of New York Mellon, a New York banking corporation

Intermediate Holding	Refers to Energy Future Intermediate Holding Company LLC, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of Oncor Holdings.

Luminant	Refers to subsidiaries of TCEH engaged in competitive market activities consisting of electricity generation and wholesale energy sales and purchases as well as commodity risk management and trading activities, all largely in Texas.

Oncor	Refers to Oncor Electric Delivery Company LLC, a direct, majority-owned subsidiary of Oncor Holdings, and/or its wholly-owned consolidated bankruptcy-remote financing subsidiary, Oncor Electric Delivery Transition Bond Company LLC, depending on context, that is engaged in regulated electricity transmission and distribution activities.

Oncor Holdings	Refers to Oncor Electric Delivery Holdings Company LLC, a direct, wholly-owned subsidiary of Intermediate Holding and the direct majority owner of Oncor.

Oncor Ring-Fenced Entities	Refers to Oncor Holdings and its direct and indirect subsidiaries.

PUCT	Public Utility Commission of Texas

REP	retail electric provider

ii

SEC	US Securities and Exchange Commission

Sponsor Group	Collectively, the investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P., TPG Capital, L.P. and GS Capital Partners, an affiliate of Goldman Sachs & Co. (See Texas Holdings below.)

TCEH	Refers to Texas Competitive Electric Holdings Company LLC, a direct, wholly-owned subsidiary of Energy Future Competitive Holdings Company and an indirect subsidiary of EFH Corp., and/or its subsidiaries, depending on context.

Texas Holdings	Refers to Texas Energy Future Holdings Limited Partnership, a limited partnership controlled by the Sponsor Group that owns substantially all of the common stock of EFH Corp.

Texas Holdings Group	Refers to Texas Holdings and its direct and indirect subsidiaries other than the Oncor Ring-Fenced Entities.

Texas Transmission	Refers to Texas Transmission Investment LLC, a limited liability company that owns a 19.75% equity interest in Oncor. Texas Transmission is not affiliated with EFH Corp., any of EFH Corp.’s subsidiaries or any member of the Sponsor Group.

Transition Bonds	Refers collectively to the 2003 Bonds and the 2004 Bonds.

TXU Energy	Refers to TXU Energy Retail Company LLC, a direct, wholly-owned subsidiary of TCEH engaged in the retail sale of electricity to residential and business customers. TXU Energy is a REP in competitive areas of ERCOT.

US	United States of America

iii

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(thousands of dollars)
Operating revenues:
Transition charge revenue	$40,958	$31,230
Investment income	—	23

Total operating revenues	40,958	31,253

Operating expenses:
Interest expense	9,778	10,831
Amortization of transition property	25,520	24,476
Over/(under) recovery of transition charges	5,452	(4,274)
Servicing fees, administrative and general expenses	208	207

Total operating expenses	40,958	31,240

Net income	$—	$13

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(thousands of dollars)
Cash flows — operating activities:
Net income	$—	$13
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of transition property	25,520	24,476
Over/(under) recovery of transition charges	5,452	(4,274)
Changes in operating assets	(2,365)	1,140
Changes in operating liabilities	2,877	3,049

Cash provided by operating activities	31,484	24,404

Cash flows — financing activities:
Repayments of debt	(23,697)	(22,888)

Cash used in financing activities	(23,697)	(22,888)

Cash flows — investing activities:
Change in restricted funds	(7,787)	(1,508)

Cash used in investing activities	(7,787)	(1,508)

Net change in cash and cash equivalents	—	8

Cash and cash equivalents — beginning balance	1	1

Cash and cash equivalents — ending balance	$1	$9

Supplemental cash flow disclosures:
Cash interest payments	$7,409	$8,227

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2010	December 31, 2009
	(thousands of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$1	$1
Restricted cash (Note 5)	54,792	47,005
Transition charge receivable:
Affiliates	9,714	8,854
All other	13,893	12,388

Total current assets	78,400	68,248
Investments:
Restricted funds held in trust (Note 5)	14,099	14,099
Transition property, net of accumulated amortization of $565,439 and $539,919	724,338	749,858

Total assets	$816,837	$832,205

LIABILITIES AND MEMBER’S INTEREST

Current liabilities:
Long-term debt due currently	$108,818	$107,825
Accounts payable – affiliate	217	265
Accrued interest	11,028	8,659
Other current liabilities	5,004	4,448

Total current liabilities	125,067	121,197
Transition bonds (Note 3)	642,594	667,284
Regulatory liability	32,753	27,301

Total liabilities	800,414	815,782
Member’s interest (Note 4)	16,423	16,423

Total liabilities and member’s interest	$816,837	$832,205

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

Basis of Presentation

The condensed financial statements of the Company have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in the 2009 Form 10-K. All adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the condensed interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in the 2009 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year. All dollar amounts in the financial statements and tables in the notes are stated in thousands of US dollars unless otherwise indicated.

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

Pursuant to administration and servicing agreements between the Company and Oncor, Oncor furnishes to the Company, at a fixed fee per year, billing, payment processing, collection, accounting, clerical, secretarial and other administrative services, which are reflected as administrative and general expenses in the income statement. The Company’s expenses for servicing and administration activities performed by Oncor totaled $207 thousand and $206 thousand for the three months ended March 31, 2010 and 2009, respectively.

Transition charges billed to the REP subsidiaries of TCEH, which are included in operating revenues, totaled $15,912 thousand and $12,464 thousand for the three months ended March 31, 2010 and 2009, respectively. The balance of the transition charge receivable due from the REP subsidiaries of TCEH totaled $9,714 thousand at March 31, 2010 and $8,854 thousand at December 31, 2009.

Oncor, as servicer of the Transition Bonds, collects security deposits from REPs for payment of the REPs’ transition charges and remits these amounts to the Indenture Trustee as they are collected. Oncor reviews the security amount for the REPs quarterly and requests increases when required.

Also see discussion in Note 4 regarding cash distributions.

3.	FINANCING ARRANGEMENTS

Long-Term Debt

At March 31, 2010 and December 31, 2009, the Company’s long-term debt consisted of the following:

	March 31, 2010	December 31, 2009
4.030% Fixed Series 2003 Bonds due in semi-annual installments through February 15, 2010	$—	$13,019
4.950% Fixed Series 2003 Bonds due in semi-annual installments through February 15, 2013	119,322	130,000
5.420% Fixed Series 2003 Bonds due in semi-annual installments through August 15, 2015	145,000	145,000
4.810% Fixed Series 2004 Bonds due in semi-annual installments through November 15, 2012	197,313	197,313
5.290% Fixed Series 2004 Bonds due in semi-annual installments through May 15, 2016	289,777	289,777

Total	751,412	775,109

Less amount due currently	(108,818)	(107,825)

Total long-term debt	$642,594	$667,284

The transition property sold to the Company, as well as restricted cash of $4,099 thousand in the capital subaccount at March 31, 2010, are pledged as collateral for the Transition Bonds. Collections of transition charges will be used to pay the principal, interest and associated costs of the Transition Bonds. The Company is required to maintain restricted cash pledged as collateral for the Transition Bonds in an amount equal to 0.50% of the initial aggregate principal amount of Transition Bonds outstanding. Should the transition charges collected through the specified payment dates listed above not provide adequate funds to make the scheduled payments of principal, the transition charges can continue to be collected for approximately two years before the Transition Bonds go into default for nonpayment of principal.

The fair value of the outstanding Transition Bonds was approximately $804,400 thousand and $827,707 thousand as of March 31, 2010 and December 31, 2009, respectively. The fair values are estimated based upon market value as determined by quoted market prices, representing Level 1 valuations under accounting standards related to the determination of fair value.

Covenants

The terms of the Indenture contain various covenants, including payment covenants, covenants to file certain information with the SEC and covenants to deliver certain information to the Indenture Trustee. As of March 31, 2010, the Company was in compliance with such covenants.

4.	MEMBER’S INTEREST

The Company receives interest income with respect to its Indenture Trustee reserve account and capital subaccounts. Cash distributions to Oncor, the amounts of which represent interest income released by the Indenture Trustee, are recorded as a reduction in Member’s Interest. No amounts were distributed in the three months ended March 31, 2010 and 2009.

The following table presents the changes in Member’s Interest for the three months ended March 31, 2010:

Total Member’s Interest
Balance at December 31, 2009	$16,423

Distributions paid to parent	—

Net income	—

Balance at March 31, 2010	$16,423

5.	RESTRICTED CASH

	Balance Sheet Classification
	At March 31, 2010		At December 31, 2009
	Current Assets	Investment	Current Assets	Investment
Collections related to Transition Bonds used only to service debt and pay expenses (includes over-collateralization subaccount of $458, —, $1,011 and —)	$54,792	$—	$47,005	$—
Funds for payment of fees associated with Transition Bonds (Indenture Trustee reserve account)	—	10,000	—	10,000
Reserve for shortfalls of Transition Bond charges (capital subaccount)	—	4,099	—	4,099

Total	$54,792	$14,099	$47,005	$14,099

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations for the three months ended March 31, 2010 and 2009 should be read in conjunction with the condensed financial statements and the notes to those statements.

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

RESULTS OF OPERATIONS – Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Operating revenues increased $9,705 thousand, or 31%, to $40,958 thousand for the three months ended March 31, 2010 as described below:

•

Transition charge revenues increased $9,728 thousand, or 31%, to $40,958 thousand for the three months ended March 31, 2010 driven by an increase in the transition charge tariff reflecting true-up adjustments (see Note 1 to Financial Statements) and an increase in electricity volumes delivered by Oncor reflecting the effects of cooler weather.

•

Investment income decreased $23 thousand to less than $1 thousand for the three months ended March 31, 2010. Investment income represents earnings on restricted cash balances. The restricted cash is invested in short-term US government securities.

Interest expense decreased $1,053 thousand, or 10%, to $9,778 thousand for the three months ended March 31, 2010 reflecting lower average debt balances due to scheduled principal payments on the Transition Bonds.

Amortization of transition property increased $1,044 thousand, or 4%, to $25,520 thousand for the three months ended March 31, 2010 reflecting increased principal payments on the Transition Bonds.

The Company recorded an increase to expense for the over-recovery of transition charges of $5,452 thousand for the three months ended March 31, 2010 and a reduction of expenses for the under-recovery of transition charges of $4,274 thousand for the three months ended March 31, 2009. See discussion under “Over/Under-Recovery of Transition Charges” in Note 1 to the Financial Statements.

Net income totaled zero and $13 thousand for the three months ended March 31, 2010 and 2009, respectively. Net income includes interest earned on the Indenture Trustee reserve account and capital subaccounts, which the Company expects to periodically distribute to Oncor as released by the Indenture Trustee. See Note 4 to the Financial Statements.

FINANCIAL CONDITION

Cash Flows — Cash flows provided by operating activities increased $7,080 thousand, or 29%, to $31,484 thousand for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 driven by:

•	higher transition charge revenues of $9,728 thousand, partially offset by a relative increase in transition charge receivables of $3,524 thousand, reflecting true-up adjustments;

•	a decrease of $818 thousand in cash interest payments as a result of principal payments on the Transition Bonds, and

•	an increase of $63 thousand in customer deposits received (reported in other current liabilities on the balance sheet),

partially offset by a decrease of $23 thousand in investment income.

Financing activities used cash flows of $23,697 thousand and $22,888 thousand for the three months ended March 31, 2010 and 2009, respectively, representing scheduled principal payments on the Transition Bonds.

Cash flows used in investing activities totaled $7,787 thousand and $1,508 thousand for the three months ended March 31, 2010 and 2009, respectively. The investing activity represents changes in the balances of restricted cash accounts.

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

As of March 31, 2010, restricted cash included the balance in the capital subaccount of $2,500 thousand compared to the required level of $2,500 thousand for the 2003 Bonds and $1,599 thousand compared to the required level of $3,949 thousand for the 2004 Bonds. Additionally, as of March 31, 2010, the balance in the over-collateralization subaccount for the 2003 Bonds was $458 thousand, compared to the required level of $1,354 thousand, and for the 2004 Bonds was zero, compared to the required level of $1,810 thousand. Required levels are determined as of the respective scheduled payment dates. Required level amounts reported above are as of the most recent payment dates. There are no penalties as a result of being above or below the required levels in the capital and over-collateralization subaccounts. The interim true-up adjustments discussed above were driven by a decrease in electricity volumes delivered and designed to restore the capital and over-collateralization subaccounts to their required levels. Any future shortfalls in the subaccounts for either series of Transition Bonds would be addressed in future true-up filings.

FINANCING ACTIVITIES

The Company’s financing needs are limited to issuance of the Transition Bonds. There is no provision to allow for any other borrowings.

Covenants and Cross Default Provisions — The terms of the Indenture contain various covenants, including payment covenants, covenants to file certain information with the SEC and covenants to deliver certain information to the Indenture Trustee. As of March 31, 2010, the Company was in compliance with such covenants.

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

CHANGES IN ACCOUNTING STANDARDS

There have been no recently issued accounting standards effective after March 31, 2010 that are expected to materially impact the Company.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by the Company contain “forward-looking statements.” All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that the Company expects or anticipates to occur in the future (often, but not always, through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “should,” “projection,” “target,” “goal,” “objective” and “outlook”), are forward-looking statements. Although the Company believes that in making any such forward-looking statement its expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under Item 1A, “Risk Factors” and the discussion under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2009 Form 10-K and Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and the following important factors, among others, that could cause actual results to differ materially from those projected in such forward-looking statements:

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

Required Item	Filed as Exhibit or Furnished on Website

Monthly Servicer Report (Series 2004-1 for January 2010)	Exhibit 99(a)(1)

Monthly Servicer Report (Series 2004-1 for February 2010)	Exhibit 99(a)(2)

Monthly Servicer Report (Series 2004-1 for March 2010)	Exhibit 99(a)(3)

Monthly Servicer Report (Series 2003-1 for January 2010)	Exhibit 99(a)(4)

Monthly Servicer Report (Series 2003-1 for February 2010)	Exhibit 99(a)(5)

Monthly Servicer Report (Series 2003-1 for March 2010)	Exhibit 99(a)(6)

Statement of Collection Account Balances as of March 31, 2010	Exhibit 99(b)

A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order

Exhibit 99(c)

Statement of Outstanding Bond Balances Series 2003-1	Exhibit 99(d)(1)

Statement of Outstanding Bond Balances Series 2004-1	Exhibit 99(d)(2)

Semi-Annual Servicer’s Certificate (Series 2003-1 for February 2010)	Exhibit 99(e)

Item 1A.	RISK FACTORS

The Company believes that there have been no material changes to the risks disclosed in the 2009 Form 10-K, including under the heading “Risk Factors” in Item 1A of the 2009 Form 10-K, except for information disclosed elsewhere in this Form 10-Q that provides factual updates to risks contained in the 2009 Form 10-K. The risks disclosed in the 2009 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect the Company's business, financial condition or results of operations.

Item 6.	EXHIBITS

(a)	Exhibits:

Exhibits
(99)	Additional Exhibits

99(a)(1)		—	Monthly Servicer Report (Series 2004-1 for January 2010)

99(a)(2)		—	Monthly Servicer Report (Series 2004-1 for February 2010)

99(a)(3)		—	Monthly Servicer Report (Series 2004-1 for March 2010)

99(a)(4)		—	Monthly Servicer Report (Series 2003-1 for January 2010)

99(a)(5)		—	Monthly Servicer Report (Series 2003-1 for February 2010)

99(a)(6)		—	Monthly Servicer Report (Series 2003-1 for March 2010)

99(b)		—	Statement of Collection Account Balances as of March 31, 2010

99(c)		—	A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order.

99(d)(1)		—	Statement of Outstanding Bond Balances Series 2003-1

99(d)(2)		—	Statement of Outstanding Bond Balances Series 2004-1

99(e)		—	Semi-Annual Servicer’s Certificate (Series 2003-1 for February 2010)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

By	/s/ David M. Davis
David M. Davis
Vice President and Chief Financial Officer

Date: May 3, 2010

EXHIBIT INDEX

Exhibits
(99)	Additional Exhibits

99(a)(1)		—	Monthly Servicer Report (Series 2004-1 for January 2010)

99(a)(2)		—	Monthly Servicer Report (Series 2004-1 for February 2010)

99(a)(3)		—	Monthly Servicer Report (Series 2004-1 for March 2010)

99(a)(4)		—	Monthly Servicer Report (Series 2003-1 for January 2010)

99(a)(5)		—	Monthly Servicer Report (Series 2003-1 for February 2010)

99(a)(6)		—	Monthly Servicer Report (Series 2003-1 for March 2010)

99(b)		—	Statement of Collection Account Balances as of March 31, 2010

99(c)		—	A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order.

99(d)(1)		—	Statement of Outstanding Bond Balances Series 2003-1

99(d)(2)		—	Statement of Outstanding Bond Balances Series 2004-1

99(e)		—	Semi-Annual Servicer’s Certificate (Series 2003-1 for February 2010)