Form 10-Q
period 2010-06-30
ONCOR ELECTRIC DELIVERY TRANSITION BOND CO LLC
filed 2010-08-02
CIK 1100179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☑	(Do not check if a smaller reporting company)
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of July 30, 2010, all outstanding membership interests in Oncor Electric Delivery Transition Bond Company LLC were held by Oncor Electric Delivery Company LLC.

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

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2003 Bonds	Refers collectively to the four series of securitization bonds issued in August 2003. Two of these series were retired at maturity in 2007 and 2010.

2004 Bonds	Refers collectively to the three series of securitization bonds issued in June 2004. One of these series was retired at maturity in 2009.

2009 Form 10-K	Oncor Electric Delivery Transition Bond Company LLC’s Annual Report on Form 10-K for the year ended December 31, 2009

Company	Oncor Electric Delivery Transition Bond Company LLC, a wholly-owned, bankruptcy-remote financing subsidiary of Oncor

EFH Corp.	Refers to Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context. Its major subsidiaries include Oncor and TCEH.

ERCOT	Electric Reliability Council of Texas, the independent system operator and the regional coordinator of the various electricity systems within Texas

Financing Order	The financing order issued by the PUCT on August 5, 2002 to Oncor, its successors and assignees that provide electricity transmission and distribution service

GAAP	generally accepted accounting principles

Indenture	The agreement (dated as of August 21, 2003 as appended) between the Company, as issuer, and the Indenture Trustee, which describes the governing terms of, and secures payment of, the Transition Bonds

Indenture Trustee	The Bank of New York Mellon, a New York banking corporation

Intermediate Holding	Refers to Energy Future Intermediate Holding Company LLC, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of Oncor Holdings.

Luminant	Refers to subsidiaries of TCEH engaged in competitive market activities consisting of electricity generation and wholesale energy sales and purchases as well as commodity risk management and trading activities, all largely in Texas.

Oncor	Refers to Oncor Electric Delivery Company LLC, a direct, majority-owned subsidiary of Oncor Holdings, and/or its wholly-owned consolidated bankruptcy-remote financing subsidiary, Oncor Electric Delivery Transition Bond Company LLC, depending on context, that is engaged in regulated electricity transmission and distribution activities.

Oncor Holdings	Refers to Oncor Electric Delivery Holdings Company LLC, a direct, wholly-owned subsidiary of Intermediate Holding and the direct majority owner of Oncor, and/or its subsidiaries, depending on context.

Oncor Ring-Fenced Entities	Refers to Oncor Holdings and its direct and indirect subsidiaries.

PUCT	Public Utility Commission of Texas

REP	retail electric provider

ii

SEC	US Securities and Exchange Commission

Sponsor Group	Refers collectively to the investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P., TPG Capital, L.P. and GS Capital Partners, an affiliate of Goldman Sachs & Co. (See Texas Holdings below.)

TCEH	Refers to Texas Competitive Electric Holdings Company LLC, a direct, wholly-owned subsidiary of Energy Future Competitive Holdings Company and an indirect subsidiary of EFH Corp., and/or its subsidiaries, depending on context.

Texas Holdings	Refers to Texas Energy Future Holdings Limited Partnership, a limited partnership controlled by the Sponsor Group that owns substantially all of the common stock of EFH Corp.

Texas Holdings Group	Refers to Texas Holdings and its direct and indirect subsidiaries other than the Oncor Ring-Fenced Entities.

Texas Transmission	Refers to Texas Transmission Investment LLC, a limited liability company that owns a 19.75% equity interest in Oncor. Texas Transmission is not affiliated with EFH Corp., any of EFH Corp.’s subsidiaries or any member of the Sponsor Group.

Transition Bonds	Refers collectively to the 2003 Bonds and the 2004 Bonds.

TXU Energy	Refers to TXU Energy Retail Company LLC, a direct, wholly-owned subsidiary of TCEH engaged in the retail sale of electricity to residential and business customers. TXU Energy is a REP in competitive areas of ERCOT.

US	United States of America

iii

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(thousands of dollars)
Operating revenues:
Transition charge revenue	$36,807	$37,736	$77,765	$68,966
Investment income	—	28	—	51

Total operating revenues	36,807	37,764	77,765	69,017

Operating expenses:
Interest expense	9,467	10,590	19,245	21,421
Amortization of transition property	25,673	24,508	51,193	48,984
Over/(under) recovery of transition charges	1,460	2,453	6,912	(1,821)
Servicing fees, administrative and general expenses	207	208	415	415

Total operating expenses	36,807	37,759	77,765	68,999

Net income	$—	$5	$—	$18

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2010	2009
	(thousands of dollars)
Cash flows — operating activities:
Net income	$—	$18
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of transition property	51,193	48,984
Over/(under) recovery of transition charges	6,912	(1,821)
Changes in operating assets	(2,135)	(5,969)
Changes in operating liabilities	(18)	199

Cash provided by operating activities	55,952	41,411

Cash flows — financing activities:
Repayments of debt	(53,607)	(51,559)
Distributions paid to parent	—	(18)

Cash used in financing activities	(53,607)	(51,577)

Cash flows — investing activities:
Change in restricted funds	(2,345)	10,166

Cash provided by (used in) investing activities	(2,345)	10,166

Net change in cash and cash equivalents	—	—

Cash and cash equivalents — beginning balance	1	1

Cash and cash equivalents — ending balance	$1	$1

Supplemental cash flow disclosures:
Cash interest payments	$19,819	$21,893

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2010	December 31, 2009
	(thousands of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$1	$1
Restricted cash (Note 5)	47,000	47,005
Transition charge receivable:
Affiliates	9,941	8,854
All other	13,436	12,388

Total current assets	70,378	68,248
Investments:
Restricted funds held in trust (Note 5)	16,449	14,099
Transition property, net of accumulated amortization of $591,112 and $539,919	698,665	749,858

Total assets	$785,492	$832,205

LIABILITIES AND MEMBER’S INTEREST

Current liabilities:
Long-term debt due currently	$110,392	$107,825
Accounts payable – affiliate	265	265
Accrued interest	8,085	8,659
Other current liabilities	5,004	4,448

Total current liabilities	123,746	121,197
Transition bonds (Note 3)	611,110	667,284
Regulatory liability	34,213	27,301

Total liabilities	769,069	815,782
Member’s interest (Note 4)	16,423	16,423

Total liabilities and member’s interest	$785,492	$832,205

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

Various “ring-fencing” measures have been taken to enhance Oncor’s credit quality. These measures serve to mitigate Oncor’s and Oncor Holdings’ credit exposure to the Texas Holdings Group and to reduce the risk that the assets and liabilities of Oncor or Oncor Holdings would be substantively consolidated with the assets and liabilities of the Texas Holdings Group in the event of a bankruptcy of one or more of those entities. Such measures include, among other things: Oncor’s sale of a 19.75% equity interest to Texas Transmission in November 2008; maintenance of separate books and records for the Oncor Ring-Fenced Entities; Oncor’s board of directors being comprised of a majority of independent directors, and prohibitions on the Oncor Ring-Fenced Entities’ providing credit support to, or receiving credit support from, any member of the Texas Holdings Group. The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of the Texas Holdings Group, including TXU Energy and Luminant, and none of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or contractual obligations of any member of the Texas Holdings Group. Oncor does not bear any liability for debt or contractual obligations of the Texas Holdings Group, and vice versa. Accordingly, Oncor’s operations are conducted, and its cash flows managed, independently from the Texas Holdings Group.

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

Pursuant to administration and servicing agreements between the Company and Oncor, Oncor furnishes to the Company, at a fixed fee per year, billing, payment processing, collection, accounting, clerical, secretarial and other administrative services, which are reflected as administrative and general expenses in the income statement. The Company’s expenses for servicing and administration activities performed by Oncor totaled $207 thousand for both the three months ended June 30, 2010 and 2009 and $413 thousand for both the six months ended June 30, 2010 and 2009.

Transition charges billed to the REP subsidiaries of TCEH, which are included in operating revenues, totaled $14,168 thousand and $15,438 thousand for the three months ended June 30, 2010 and 2009, respectively, and $30,080 thousand and $27,902 thousand for the six months ended June 30, 2010 and 2009, respectively. The balance of the transition charge receivable due from the REP subsidiaries of TCEH totaled $9,941 thousand at June 30, 2010 and $8,854 thousand at December 31, 2009.

Oncor, as servicer of the Transition Bonds, collects security deposits from REPs for payment of the REPs’ transition charges and remits these amounts to the Indenture Trustee as they are collected. Oncor reviews the security amount for the REPs quarterly and requests increases when required.

Also see discussion in Note 4 regarding cash distributions.

3.	FINANCING ARRANGEMENTS

Long-Term Debt

At June 30, 2010 and December 31, 2009, the Company’s long-term debt consisted of the following:

	June 30, 2010	December 31, 2009
4.030% Fixed Series 2003 Bonds due in semi-annual installments through February 15, 2010	$—	$13,019
4.950% Fixed Series 2003 Bonds due in semi-annual installments through February 15, 2013	119,322	130,000
5.420% Fixed Series 2003 Bonds due in semi-annual installments through August 15, 2015	145,000	145,000
4.810% Fixed Series 2004 Bonds due in semi-annual installments through November 15, 2012	167,403	197,313
5.290% Fixed Series 2004 Bonds due in semi-annual installments through May 15, 2016	289,777	289,777

Total	721,502	775,109

Less amount due currently	(110,392)	(107,825)

Total long-term debt	$611,110	$667,284

The transition property sold to the Company, as well as restricted cash of $6,449 thousand in the capital subaccount at June 30, 2010, are pledged as collateral for the Transition Bonds. Collections of transition charges will be used to pay the principal, interest and associated costs of the Transition Bonds. The Company is required to maintain restricted cash pledged as collateral for the Transition Bonds in an amount equal to 0.50% of the initial aggregate principal amount of Transition Bonds outstanding. Should the transition charges collected through the specified payment dates listed above not provide adequate funds to make the scheduled payments of principal, the transition charges can continue to be collected for approximately two years before the Transition Bonds go into default for nonpayment of principal.

The fair value of the outstanding Transition Bonds was approximately $785,144 thousand and $827,707 thousand as of June 30, 2010 and December 31, 2009, respectively. The fair values are estimated based upon market value as determined by quoted market prices, representing Level 1 valuations under accounting standards related to the determination of fair value.

Covenants

The terms of the Indenture contain various covenants, including payment covenants, covenants to file certain information with the SEC and covenants to deliver certain information to the Indenture Trustee. As of June 30, 2010, the Company was in compliance with such covenants.

4.	MEMBER’S INTEREST

The Company receives interest income with respect to its Indenture Trustee reserve account and capital subaccounts. Cash distributions to Oncor, the amounts of which represent interest income released by the Indenture Trustee, are recorded as a reduction in Member’s Interest. No amounts were distributed in the three and six months ended June 30, 2010. Distributions totaled $18 thousand for both the three and six months ended June 30, 2009.

The following table presents the changes in Member’s Interest for the six months ended June 30, 2010:

Total Member’s Interest
Balance at December 31, 2009	$16,423

Distributions paid to parent	—

Net income	—

Balance at June 30, 2010	$16,423

5.	RESTRICTED CASH

	Balance Sheet Classification
	At June 30, 2010		At December 31, 2009
	Current Assets	Investment	Current Assets	Investment
Collections related to Transition Bonds used only to service debt and pay expenses (includes over-collateralization subaccount of $2,432, —, $1,011 and —)	$47,000	$—	$47,005	$—
Funds for payment of fees associated with Transition Bonds (Indenture Trustee reserve account)	—	10,000	—	10,000
Reserve for shortfalls of Transition Bond charges (capital subaccount)	—	6,449	—	4,099

Total	$47,000	$16,449	$47,005	$14,099

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations for the three and six months ended June 30, 2010 and 2009 should be read in conjunction with the condensed financial statements and the notes to those statements.

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

Various “ring-fencing” measures have been taken to enhance Oncor’s credit quality. These measures serve to mitigate Oncor’s and Oncor Holdings’ credit exposure to the Texas Holdings Group and to reduce the risk that the assets and liabilities of Oncor or Oncor Holdings would be substantively consolidated with the assets and liabilities of the Texas Holdings Group in the event of a bankruptcy of one or more of those entities. Such measures include, among other things: Oncor’s sale of a 19.75% equity interest to Texas Transmission in November 2008; maintenance of separate books and records for the Oncor Ring-Fenced Entities; Oncor’s board of directors being comprised of a majority of independent directors, and prohibitions on the Oncor Ring-Fenced Entities’ providing credit support to, or receiving credit support from, any member of the Texas Holdings Group. The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of the Texas Holdings Group, including TXU Energy and Luminant, and none of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or contractual obligations of any member of the Texas Holdings Group. Oncor does not bear any liability for debt or contractual obligations of the Texas Holdings Group, and vice versa. Accordingly, Oncor’s operations are conducted, and its cash flows managed, independently from the Texas Holdings Group.

RESULTS OF OPERATIONS – Three and Six Months Ended June 30, 2010 Compared to Three and Six Months Ended June 30, 2009

Operating revenues decreased $957 thousand, or 3%, to $36,807 thousand for the three months ended June 30, 2010 and increased $8,748 thousand, or 13%, to $77,765 thousand for the six months ended June 30, 2010 as described below:

•

Transition charge revenues decreased $929 thousand, or 2%, to $36,807 thousand for the three months ended June 30, 2010 driven by a decrease in the transition charge tariff effective June 2010. Transition charge revenues increased $8,799 thousand, or 13%, to $77,765 thousand for the six months ended June 30, 2010 driven by an increase in the transition charge tariff reflecting true-up adjustments (see Note 1 to Financial Statements) and an increase in electricity volumes delivered by Oncor reflecting the effects of colder winter weather.

•

Investment income decreased $28 thousand to less than $1 thousand for the three months ended June 30, 2010 and decreased $51 thousand to less than $1 thousand for the six months ended June 30, 2010. Investment income represents earnings on restricted cash balances. The restricted cash is invested in short-term US government securities.

Interest expense decreased $1,123 thousand, or 11%, to $9,467 thousand for the three months ended June 30, 2010 and decreased $2,176 thousand, or 10%, to $19,245 thousand for the six months ended June 30, 2010 reflecting lower average debt balances due to scheduled principal payments on the Transition Bonds.

Amortization of transition property increased $1,165 thousand, or 5%, to $25,673 thousand for the three months ended June 30, 2010 and increased $2,209 thousand, or 5%, to $51,193 thousand for the six months ended June 30, 2010 reflecting increased principal payments on the Transition Bonds.

The Company recorded an increase to expense for the over-recovery of transition charges of $1,460 thousand and $2,453 thousand for the three months ended June 30, 2010 and 2009, respectively, and an increase to expense for the over-recovery of transition charges of $6,912 thousand for the six months ended June 30, 2010 and a reduction of expense for the under-recovery of transition charges of $1,821 thousand for the six months ended June 30, 2009. See discussion under “Over/Under-Recovery of Transition Charges” in Note 1 to the Financial Statements.

Net income totaled zero and $5 thousand for the three months ended June 30, 2010 and 2009, respectively, and totaled zero and $18 thousand for the six months ended June 30, 2010 and 2009, respectively. Net income includes interest earned on the Indenture Trustee reserve account and capital subaccounts, which the Company expects to periodically distribute to Oncor as released by the Indenture Trustee. See Note 4 to the Financial Statements.

FINANCIAL CONDITION

Cash Flows — Cash flows provided by operating activities increased $14,541 thousand, or 35%, to $55,952 thousand for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 driven by:

•	higher transition charge revenues of $8,799 thousand and a relative decrease in transition charge receivables of $3,834 thousand, reflecting true-up adjustments, and

•	a decrease of $2,074 thousand in cash interest payments as a result of principal payments on the Transition Bonds,

partially offset by:

•	a decrease of $114 thousand in customer deposits received (reported in other current liabilities on the balance sheet), and

•	a decrease of $51 thousand in investment income.

Financing activities used cash flows of $53,607 thousand and $51,577 thousand for the six months ended June 30, 2010 and 2009, respectively, representing scheduled principal payments on the Transition Bonds and, for the 2009 period, distributions to Oncor of interest income earned on the Indenture Trustee reserve account and capital subaccount.

Cash flows used in investing activities totaled $2,345 thousand for the six months ended June 30, 2010 and cash flows provided by investing activities totaled $10,166 thousand for the six months ended June 30, 2009. The investing activity represents changes in the balances of restricted cash accounts.

As discussed in Note 1 to the Financial Statements, Oncor, as servicer, files for increases or decreases (true-ups) in transition charges with the PUCT to ensure sufficient funds will be collected during the following period to meet scheduled payments on the Transition Bonds and to maintain the capital and over-collateralization subaccounts at the required levels. The latest filings of the annual true-ups for the Transition Bonds were in May 2010 and August 2009 for the 2004 Bonds and the 2003 Bonds, respectively. Interim true-ups for the 2003 Bonds and 2004 Bonds were filed in April 2009 and December 2009, respectively, and were approved by the PUCT and became effective in May 2009 and January 2010, respectively. Based on the approved transition charges and current forecast of customer usage, the Company expects that revenues collected will be sufficient to make the scheduled payments.

As of June 30, 2010, restricted cash included the balances in the capital subaccount totaling $2,500 thousand and $3,949 thousand for the 2003 Bonds and the 2004 Bonds, respectively, which are equal to the required levels. Additionally, as of June 30, 2010, the balance in the over-collateralization subaccount for the 2003 Bonds totaled $458 thousand, compared to the required level of $1,354 thousand, and for the 2004 Bonds totaled $1,974 thousand, which is equal to the required level. Required levels are determined as of the respective scheduled payment dates. Required level amounts reported above are as of the most recent payment dates. There are no penalties as a result of being above or below the required levels in the capital and over-collateralization subaccounts. The interim true-up adjustments discussed above were driven by a decrease in electricity volumes delivered and designed to restore the capital and over-collateralization subaccounts to their required levels. Any future shortfalls in the subaccounts for either series of Transition Bonds would be addressed in future true-up filings.

FINANCING ACTIVITIES

The Company’s financing needs are limited to issuance of the Transition Bonds. There is no provision to allow for any other borrowings.

Covenants and Cross Default Provisions — The terms of the Indenture contain various covenants, including payment covenants, covenants to file certain information with the SEC and covenants to deliver certain information to the Indenture Trustee. As of June 30, 2010, the Company was in compliance with such covenants.

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

CHANGES IN ACCOUNTING STANDARDS

There have been no recently issued accounting standards effective after June 30, 2010 that are expected to materially impact the Company.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by the Company contain “forward-looking statements.” All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that the Company expects or anticipates to occur in the future (often, but not always, through the use of words or phrases such as “intends,” “plans,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “should,” “projection,” “target,” “goal,” “objective” and “outlook”), are forward-looking statements. Although the Company believes that in making any such forward-looking statement its expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under Item 1A, “Risk Factors” and the discussion under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2009 Form 10-K and Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and the following important factors, among others, that could cause actual results to differ materially from those projected in such forward-looking statements:

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

Required Item	Filed as Exhibit or Furnished on Website

Monthly Servicer Report (Series 2004-1 for April 2010)	Exhibit 99(a)(1)

Monthly Servicer Report (Series 2004-1 for May 2010)	Exhibit 99(a)(2)

Monthly Servicer Report (Series 2004-1 for June 2010)	Exhibit 99(a)(3)

Monthly Servicer Report (Series 2003-1 for April 2010)	Exhibit 99(a)(4)

Monthly Servicer Report (Series 2003-1 for May 2010)	Exhibit 99(a)(5)

Monthly Servicer Report (Series 2003-1 for June 2010)	Exhibit 99(a)(6)

Statement of Collection Account Balances as of June 30, 2010	Exhibit 99(b)

A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order

Exhibit 99(c)

Annual True-up of Transition Charges for the Series 2004-1 Transition Bonds filed May 15, 2010	Exhibit 99(d)

Statement of Outstanding Bond Balances Series 2003-1	Exhibit 99(e)(1)

Statement of Outstanding Bond Balances Series 2004-1	Exhibit 99(e)(2)

Semi-Annual Servicer’s Certificate (Series 2004-1 for May 2010)	Exhibit 99(f)

Item 1A.	RISK FACTORS

The Company believes that there have been no material changes to the risks disclosed in the 2009 Form 10-K, including under the heading “Risk Factors” in Item 1A of the 2009 Form 10-K, except for information disclosed elsewhere in this Form 10-Q that provides factual updates to risks contained in the 2009 Form 10-K. The risks disclosed in the 2009 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition or results of operations.

Item 6.	EXHIBITS

(a)	Exhibits:

Exhibits
(99)	Additional Exhibits

99(a)(1)		—	Monthly Servicer Report (Series 2004-1 for April 2010)

99(a)(2)		—	Monthly Servicer Report (Series 2004-1 for May 2010)

99(a)(3)		—	Monthly Servicer Report (Series 2004-1 for June 2010)

99(a)(4)		—	Monthly Servicer Report (Series 2003-1 for April 2010)

99(a)(5)		—	Monthly Servicer Report (Series 2003-1 for May 2010)

99(a)(6)		—	Monthly Servicer Report (Series 2003-1 for June 2010)

99(b)		—	Statement of Collection Account Balances as of June 30, 2010

99(c)		—	A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order.

99(d)		—	Annual True-up of Transition Charges for the Series 2004-1 Transition Bonds filed May 15, 2010.

99(e)(1)		—	Statement of Outstanding Bond Balances Series 2003-1

99(e)(2)		—	Statement of Outstanding Bond Balances Series 2004-1

99(f)		—	Semi-Annual Servicer’s Certificate (Series 2004-1 for May 2010)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

By	/s/ David M. Davis
David M. Davis
Vice President and Chief Financial Officer

Date: August 2, 2010

EXHIBIT INDEX

Exhibits
(99)	Additional Exhibits

99(a)(1)		—	Monthly Servicer Report (Series 2004-1 for April 2010)

99(a)(2)		—	Monthly Servicer Report (Series 2004-1 for May 2010)

99(a)(3)		—	Monthly Servicer Report (Series 2004-1 for June 2010)

99(a)(4)		—	Monthly Servicer Report (Series 2003-1 for April 2010)

99(a)(5)		—	Monthly Servicer Report (Series 2003-1 for May 2010)

99(a)(6)		—	Monthly Servicer Report (Series 2003-1 for June 2010)

99(b)		—	Statement of Collection Account Balances as of June 30, 2010

99(c)		—	A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order.

99(d)		—	Annual True-up of Transition Charges for the Series 2004-1 Transition Bonds filed May 15, 2010.

99(e)(1)		—	Statement of Outstanding Bond Balances Series 2003-1

99(e)(2)		—	Statement of Outstanding Bond Balances Series 2004-1

99(f)		—	Semi-Annual Servicer’s Certificate (Series 2004-1 for May 2010)