Form 10-Q
period 2010-09-30
ONCOR ELECTRIC DELIVERY TRANSITION BOND CO LLC
filed 2010-10-29
CIK 1100179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

As of October 28, 2010, all outstanding membership interests in Oncor Electric Delivery Transition Bond Company LLC were held by Oncor Electric Delivery Company LLC.

Oncor Electric Delivery Transition Bond Company LLC meets the conditions set forth in General Instructions (H) (1) (a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format.

Oncor Electric Delivery Transition Bond Company LLC’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are made available to the public, free of charge, on the Oncor Electric Delivery Company LLC website at http://www.oncor.com as soon as reasonably practicable after they have been filed with or furnished to the Securities and Exchange Commission. The information on Oncor Electric Delivery Company LLC’s website or available by hyperlink from the website shall not be deemed a part of, or incorporated by reference into, this report on Form 10-Q.

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2003 Bonds	Refers collectively to the four series of securitization bonds issued in August 2003. Two of these series were retired at maturity in 2007 and 2010.

2004 Bonds	Refers collectively to the three series of securitization bonds issued in June 2004. One of these series was retired at maturity in 2009.

2009 Form 10-K	Oncor Electric Delivery Transition Bond Company LLC’s Annual Report on Form 10-K for the year ended December 31, 2009

Company	Oncor Electric Delivery Transition Bond Company LLC, a wholly-owned, bankruptcy-remote financing subsidiary of Oncor

EFH Corp.	Refers to Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context. Its major subsidiaries include Oncor and TCEH.

EFIH	Refers to Energy Future Intermediate Holding Company LLC, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of Oncor Holdings.

ERCOT	Electric Reliability Council of Texas, the independent system operator and the regional coordinator of the various electricity systems within Texas

Financing Order	The financing order issued by the PUCT on August 5, 2002 to Oncor, its successors and assignees that provide electricity transmission and distribution service

GAAP	generally accepted accounting principles

Indenture	The agreement (dated as of August 21, 2003 as appended) between the Company, as issuer, and the Indenture Trustee, which describes the governing terms of, and secures payment of, the Transition Bonds

Indenture Trustee	The Bank of New York Mellon, a New York banking corporation

Luminant	Refers to subsidiaries of TCEH engaged in competitive market activities consisting of electricity generation and wholesale energy sales and purchases as well as commodity risk management and trading activities, all largely in Texas.

Oncor	Refers to Oncor Electric Delivery Company LLC, a direct, majority-owned subsidiary of Oncor Holdings, and/or its wholly-owned consolidated bankruptcy-remote financing subsidiary, Oncor Electric Delivery Transition Bond Company LLC, depending on context, that is engaged in regulated electricity transmission and distribution activities.

Oncor Holdings	Refers to Oncor Electric Delivery Holdings Company LLC, a direct, wholly-owned subsidiary of EFIH and the direct majority owner of Oncor, and/or its subsidiaries, depending on context.

Oncor Ring-Fenced Entities	Refers to Oncor Holdings and its direct and indirect subsidiaries.

PUCT	Public Utility Commission of Texas

REP	retail electric provider

ii

SEC	US Securities and Exchange Commission

Sponsor Group	Refers collectively to the investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P., TPG Capital, L.P. and GS Capital Partners, an affiliate of Goldman Sachs & Co. (See Texas Holdings below.)

TCEH	Refers to Texas Competitive Electric Holdings Company LLC, a direct, wholly-owned subsidiary of Energy Future Competitive Holdings Company and an indirect subsidiary of EFH Corp., and/or its subsidiaries, depending on context.

Texas Holdings	Refers to Texas Energy Future Holdings Limited Partnership, a limited partnership controlled by the Sponsor Group that owns substantially all of the common stock of EFH Corp.

Texas Holdings Group	Refers to Texas Holdings and its direct and indirect subsidiaries other than the Oncor Ring-Fenced Entities.

Texas Transmission	Refers to Texas Transmission Investment LLC, a limited liability company that owns a 19.75% equity interest in Oncor. Texas Transmission is not affiliated with EFH Corp., any of EFH Corp.’s subsidiaries or any member of the Sponsor Group.

Transition Bonds	Refers collectively to the 2003 Bonds and the 2004 Bonds.

TXU Energy	Refers to TXU Energy Retail Company LLC, a direct, wholly-owned subsidiary of TCEH engaged in the retail sale of electricity to residential and business customers. TXU Energy is a REP in competitive areas of ERCOT.

US	United States of America

iii

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(thousands of dollars)
Operating revenues:
Transition charge revenue	$42,745	$44,111	$120,510	$113,077
Investment income	—	—	—	51

Total operating revenues	42,745	44,111	120,510	113,128

Operating expenses:
Interest expense	9,172	10,374	28,417	31,795
Amortization of transition property	28,640	27,348	79,833	76,332
Over recovery of transition charges	4,725	6,181	11,637	4,360
Servicing fees, administrative and general expenses	208	208	623	623

Total operating expenses	42,745	44,111	120,510	113,110

Net income	$—	$—	$—	$18

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
	(thousands of dollars)
Cash flows — operating activities:
Net income	$—	$18
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of transition property	79,833	76,332
Over recovery of transition charges	11,637	4,360
Changes in operating assets	(3,580)	(3,757)
Changes in operating liabilities	2,081	3,525

Cash provided by operating activities	89,971	80,478

Cash flows — financing activities:
Repayments of debt	(72,172)	(69,234)
Distributions paid to parent	—	(18)

Cash used in financing activities	(72,172)	(69,252)

Cash flows — investing activities:
Change in restricted funds	(17,799)	(11,226)

Cash used in investing activities	(17,799)	(11,226)

Net change in cash and cash equivalents	—	—

Cash and cash equivalents — beginning balance	1	1

Cash and cash equivalents — ending balance	$1	$1

Supplemental cash flow disclosures:
Cash interest payments	$26,702	$29,659

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2010	December 31, 2009
	(thousands of dollars)
ASSETS

Current assets:
Cash and cash equivalents	$1	$1
Restricted cash (Note 5)	62,454	47,005
Transition charge receivable:
Affiliates	10,599	8,854
All other	14,223	12,388

Total current assets	87,277	68,248
Investments:
Restricted funds held in trust (Note 5)	16,449	14,099
Transition property, net of accumulated amortization of $619,752 and $539,919	670,025	749,858

Total assets	$773,751	$832,205

LIABILITIES AND MEMBER’S INTEREST

Current liabilities:
Long-term debt due currently	$111,460	$107,825
Accounts payable – affiliate	217	265
Accrued interest	10,374	8,659
Other current liabilities	4,862	4,448

Total current liabilities	126,913	121,197
Transition bonds (Note 3)	591,477	667,284
Regulatory liability	38,938	27,301

Total liabilities	757,328	815,782
Member’s interest (Note 4)	16,423	16,423

Total liabilities and member’s interest	$773,751	$832,205

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES

Business

The Company is a bankruptcy-remote, special-purpose Delaware limited liability company, wholly-owned by Oncor. The Company was organized for the limited purpose of purchasing and owning transition property and issuing Transition Bonds to recover generation-related regulatory assets and other qualified costs. Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell power in the north-central, eastern and western parts of Texas. Oncor is a majority-owned (approximately 80%) subsidiary of Oncor Holdings, which is a direct, wholly-owned subsidiary of EFIH, a direct, wholly-owned subsidiary of EFH Corp. See “Glossary” for definition of terms and abbreviations.

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

Pursuant to administration and servicing agreements between the Company and Oncor, Oncor furnishes to the Company, at a fixed fee per year, billing, payment processing, collection, accounting, clerical, secretarial and other administrative services, which are reflected as administrative and general expenses in the income statement. The Company’s expenses for servicing and administration activities performed by Oncor totaled $207 thousand for both the three months ended September 30, 2010 and 2009 and $620 thousand for both the nine months ended September 30, 2010 and 2009.

Transition charges billed to the REP subsidiaries of TCEH, which are included in operating revenues, totaled $17,267 thousand and $18,854 thousand for the three months ended September 30, 2010 and 2009, respectively, and $47,347 thousand and $46,756 thousand for the nine months ended September 30, 2010 and 2009, respectively. The balance of the transition charge receivable due from the REP subsidiaries of TCEH totaled $10,599 thousand at September 30, 2010 and $8,854 thousand at December 31, 2009.

Oncor, as servicer of the Transition Bonds, collects security deposits from REPs for payment of the REPs’ transition charges and remits these amounts to the Indenture Trustee as they are collected. Oncor reviews the security amount for the REPs quarterly and requests increases when required.

Also see discussion in Note 4 regarding cash distributions.

3.	FINANCING ARRANGEMENTS

Long-Term Debt

At September 30, 2010 and December 31, 2009, the Company’s long-term debt consisted of the following:

	September 30, 2010	December 31, 2009

4.030% Fixed Series 2003 Bonds due in semi-annual installments through February 15, 2010	$—	$13,019
4.950% Fixed Series 2003 Bonds due in semi-annual installments through February 15, 2013	100,757	130,000
5.420% Fixed Series 2003 Bonds due in semi-annual installments through August 15, 2015	145,000	145,000
4.810% Fixed Series 2004 Bonds due in semi-annual installments through November 15, 2012	167,403	197,313
5.290% Fixed Series 2004 Bonds due in semi-annual installments through May 15, 2016	289,777	289,777

Total	702,937	775,109

Less amount due currently	(111,460)	(107,825)

Total long-term debt	$591,477	$667,284

The transition property sold to the Company, as well as restricted cash of $6,449 thousand in the capital subaccount at September 30, 2010, are pledged as collateral for the Transition Bonds. Collections of transition charges will be used to pay the principal, interest and associated costs of the Transition Bonds. The Company is required to maintain restricted cash pledged as collateral for the Transition Bonds in an amount equal to 0.50% of the initial aggregate principal amount of Transition Bonds outstanding. Should the transition charges collected through the specified payment dates listed above not provide adequate funds to make the scheduled payments of principal, the transition charges can continue to be collected for approximately two years before the Transition Bonds go into default for nonpayment of principal.

The fair value of the outstanding Transition Bonds was approximately $778,438 thousand and $827,707 thousand at September 30, 2010 and December 31, 2009, respectively. The fair values are estimated based upon market value as determined by quoted market prices, representing Level 1 valuations under accounting standards related to the determination of fair value.

Covenants

The terms of the Indenture contain various covenants, including payment covenants, covenants to file certain information with the SEC and covenants to deliver certain information to the Indenture Trustee. At September 30, 2010, the Company was in compliance with such covenants.

4.	MEMBER’S INTEREST

The Company receives interest income with respect to its Indenture Trustee reserve account and capital subaccounts. Cash distributions to Oncor, the amounts of which represent interest income released by the Indenture Trustee, are recorded as a reduction in Member’s Interest. No amounts were distributed in the three and nine months ended September 30, 2010. Distributions totaled $18 thousand for both the three and nine months ended September 30, 2009.

The following table presents the changes in Member’s Interest for the nine months ended September 30, 2010:

Total Member’s Interest
Balance at December 31, 2009	$16,423
Distributions paid to parent	—
Net income	—

Balance at September 30, 2010	$16,423

5.	RESTRICTED CASH

	Balance Sheet Classification
	September 30, 2010		December 31, 2009
	Current Assets	Investment	Current Assets	Investment

Collections related to Transition Bonds used only to service debt and pay expenses (includes over-collateralization subaccount of $3,348, —, $1,011 and —)	$62,454	$—	$47,005	$—
Funds for payment of fees associated with Transition Bonds (Indenture Trustee reserve account)	—	10,000	—	10,000
Reserve for shortfalls of Transition Bond charges (capital subaccount)	—	6,449	—	4,099

Total	$62,454	$16,449	$47,005	$14,099

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations for the three and nine months ended September 30, 2010 and 2009 should be read in conjunction with the condensed financial statements and the notes to those statements.

The information required hereunder for the Company is in its reduced format as allowed for under General Instruction (H) (1) of Form 10-Q. All dollar amounts in the tables in the following discussion and analysis are stated in thousands of US dollars unless otherwise indicated.

BUSINESS

The Company is a bankruptcy-remote, special-purpose Delaware limited liability company, wholly-owned by Oncor. The Company was organized for the limited purpose of purchasing and owning transition property and issuing Transition Bonds to recover generation-related regulatory assets and other qualified costs. Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell power in the north-central, eastern and western parts of Texas. Oncor is a majority-owned (approximately 80%) subsidiary of Oncor Holdings, which is a direct, wholly-owned subsidiary of EFIH, a direct, wholly-owned subsidiary of EFH Corp.

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

RESULTS OF OPERATIONS – Three and Nine Months Ended September 30, 2010 Compared to Three and Nine Months Ended September 30, 2009

Operating revenues decreased $1,366 thousand, or 3%, to $42,745 thousand for the three months ended September 30, 2010 and increased $7,382 thousand, or 7%, to $120,510 thousand for the nine months ended September 30, 2010 as described below:

•

Transition charge revenues decreased $1,366 thousand, or 3%, to $42,745 thousand for the three months ended September 30, 2010 as a result of lower transition charge tariffs in 2010 as compared to 2009. Transition charge revenues increased $7,433 thousand, or 7%, to $120,510 thousand for the nine months ended September 30, 2010 as a result of higher transition charge tariffs in 2010 as compared to 2009, reflecting true-up adjustments (see Note 1 to Financial Statements), and an increase in electricity volumes delivered by Oncor reflecting the effects of colder winter weather and warmer summer weather in 2010 as compared to 2009.

•

Investment income decreased less than $1 thousand for the three months ended September 30, 2010 and decreased $51 thousand for the nine months ended September 30, 2010. Investment income represents earnings on restricted cash balances and varies with market rates. The restricted cash is invested in short-term US government securities.

Interest expense decreased $1,202 thousand, or 12%, to $9,172 thousand for the three months ended September 30, 2010 and decreased $3,378 thousand, or 11%, to $28,417 thousand for the nine months ended September 30, 2010 reflecting lower average debt balances due to scheduled principal payments on the Transition Bonds.

Amortization of transition property increased $1,292 thousand, or 5%, to $28,640 thousand for the three months ended September 30, 2010 and increased $3,501 thousand, or 5%, to $79,833 thousand for the nine months ended September 30, 2010 reflecting increased principal payments on the Transition Bonds.

The Company recorded an increase to expense for the over-recovery of transition charges of $4,725 thousand and $6,181 thousand for the three months ended September 30, 2010 and 2009, respectively, and $11,637 thousand and $4,360 thousand for the nine months ended September 30, 2010 and 2009, respectively. See discussion under “Over/Under-Recovery of Transition Charges” in Note 1 to Financial Statements.

Net income totaled zero for both the three months ended September 30, 2010 and 2009, and totaled zero and $18 thousand for the nine months ended September 30, 2010 and 2009, respectively. Net income includes interest earned on the Indenture Trustee reserve account and capital subaccounts, which the Company expects to periodically distribute to Oncor as released by the Indenture Trustee. See Note 4 to Financial Statements.

FINANCIAL CONDITION

Cash Flows — Cash flows provided by operating activities increased $9,493 thousand, or 12%, to $89,971 thousand for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 driven by:

•	higher transition charge revenues of $7,433 thousand and a relative decrease in transition charge receivables of $174 thousand, reflecting true-up adjustments, and

•	a decrease of $2,957 thousand in cash interest payments as a result of principal payments that have been made on the Transition Bonds,

partially offset by:

•	a decrease of $1,023 thousand in customer deposits received (reported in other current liabilities on the balance sheet), and

•	a decrease of $51 thousand in investment income.

Cash flows used in financing activities of $72,172 thousand and $69,252 thousand for the nine months ended September 30, 2010 and 2009, respectively, represent scheduled principal payments on the Transition Bonds and, for the 2009 period, distributions to Oncor of interest income earned on the Indenture Trustee reserve account and capital subaccount.

Cash flows used in investing activities totaled $17,799 thousand and $11,226 thousand for the nine months ended September 30, 2010 and 2009, respectively. The investing activity represents changes in the balances of restricted cash accounts.

As discussed in Note 1 to Financial Statements, Oncor, as servicer, files for increases or decreases (true-ups) in transition charges with the PUCT to ensure sufficient funds will be collected during the following period to meet scheduled payments on the Transition Bonds and to maintain the capital and over-collateralization subaccounts at the required levels. The latest filings of the annual true-ups for the Transition Bonds were in August 2010 and May 2010 for the 2003 Bonds and 2004 Bonds, respectively. Interim true-ups for the 2003 Bonds and 2004 Bonds were filed in April 2009 and December 2009, respectively, and were approved by the PUCT and became effective in May 2009 and January 2010, respectively. Based on the approved transition charges and current forecast of customer usage, the Company expects that revenues collected will be sufficient to make the scheduled payments.

At September 30, 2010, restricted cash included the balances in the capital subaccount totaling $2,500 thousand and $3,949 thousand for the 2003 Bonds and the 2004 Bonds, respectively, which are equal to the required levels. Additionally, at September 30, 2010, the balance in the over-collateralization subaccount for the 2003 Bonds totaled $1,373 thousand, compared to the required level of $1,458 thousand, and for the 2004 Bonds totaled $1,975 thousand, which is equal to the required level. Required levels are determined at the respective scheduled payment dates. Required level amounts reported above are at the most recent payment dates. There are no penalties as a result of being above or below the required levels in the capital and over-collateralization subaccounts. The interim true-up adjustments discussed above were driven by a decrease in electricity volumes delivered and designed to restore the capital and over-collateralization subaccounts to their required levels. Any future shortfalls in the subaccounts for either series of Transition Bonds would be addressed in future true-up filings.

FINANCING ACTIVITIES

The Company’s financing needs are limited to issuance of the Transition Bonds. There is no provision to allow for any other borrowings.

Covenants and Cross Default Provisions — The terms of the Indenture contain various covenants, including payment covenants, covenants to file certain information with the SEC and covenants to deliver certain information to the Indenture Trustee. At September 30, 2010, the Company was in compliance with such covenants.

Certain financing arrangements contain provisions that may result in an event of default if there were a failure under other financing arrangements to meet payment terms or to observe other covenants that could result in an acceleration of payments due. Such provisions are referred to as “cross default” provisions. Under the Indenture, each of the 2003 Bonds and 2004 Bonds are cross-defaulted to each other. The Indenture does not contain any cross default provisions in respect of any indebtedness of Oncor as servicer.

CHANGES IN ACCOUNTING STANDARDS

There have been no recently issued accounting standards effective after September 30, 2010 that are expected to materially impact the Company.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by the Company contain “forward-looking statements.” All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that the Company expects or anticipates to occur in the future (often, but not always, through the use of words or phrases such as “intends,” “plans,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “should,” “projection,” “target,” “goal,” “objective” and “outlook”), are forward-looking statements. Although the Company believes that in making any such forward-looking statement its expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under Item 1A, “Risk Factors” and the discussion under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2009 Form 10-K and Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and the following important factors, among others, that could cause actual results to differ materially from those projected in such forward-looking statements:

•	state or federal legislative or regulatory developments or judicial actions;

•	economic conditions, including the impact of a recessionary environment;

•	the accuracy of the servicer’s estimates of market demand and prices for electricity;

•	the accuracy of the servicer’s estimates of industrial, commercial and residential growth in Oncor’s service territory, including related estimates of conservation and electricity usage efficiency;

•	weather conditions and other natural phenomena affecting retail customer electricity usage;

•	acts of sabotage, terrorist activities or other catastrophic events;

•	the operating performance of Oncor’s facilities and third-party suppliers of electricity in Oncor’s service territory;

•	the accuracy of the servicer’s estimates of the payment patterns of retail electricity customers, including the rate of delinquencies and any collections curves, and

•	the operational and financial ability of REPs to bill and collect transition charges and make timely payments of amounts billed by the servicer to the REPs for transition charges.

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

An evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect at the end of the current period included in this quarterly report. Based on the evaluation performed, management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective. During the most recent fiscal quarter covered by this quarterly report, there has been no change in internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Required Item	Filed as Exhibit or Furnished on Website

Monthly Servicer Report (Series 2004-1 for July 2010)	Exhibit 99(a)(1)
Monthly Servicer Report (Series 2004-1 for August 2010)	Exhibit 99(a)(2)
Monthly Servicer Report (Series 2004-1 for September 2010)	Exhibit 99(a)(3)
Monthly Servicer Report (Series 2003-1 for July 2010)	Exhibit 99(a)(4)
Monthly Servicer Report (Series 2003-1 for August 2010)	Exhibit 99(a)(5)
Monthly Servicer Report (Series 2003-1 for September 2010)	Exhibit 99(a)(6)

Statement of Collection Account Balances as of September 30, 2010	Exhibit 99(b)

A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order

Exhibit 99(c)

Annual True-up of Transition Charges for the Series 2003-1 Transition Bonds filed August 13, 2010	Exhibit 99(d)

Statement of Outstanding Bond Balances Series 2003-1	Exhibit 99(e)(1)
Statement of Outstanding Bond Balances Series 2004-1	Exhibit 99(e)(2)

Semi-Annual Servicer’s Certificate (Series 2003-1 for August 2010)	Exhibit 99(f)

Item 1A.	RISK FACTORS

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

Item 6.	EXHIBITS

(a)	Exhibits:

Exhibits

(99)	Additional Exhibits

99(a)(1)		—	Monthly Servicer Report (Series 2004-1 for July 2010)

99(a)(2)		—	Monthly Servicer Report (Series 2004-1 for August 2010)

99(a)(3)		—	Monthly Servicer Report (Series 2004-1 for September 2010)

99(a)(4)		—	Monthly Servicer Report (Series 2003-1 for July 2010)

99(a)(5)		—	Monthly Servicer Report (Series 2003-1 for August 2010)

99(a)(6)		—	Monthly Servicer Report (Series 2003-1 for September 2010)

99(b)		—	Statement of Collection Account Balances as of September 30, 2010

99(c)		—	A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order.

99(d)		—	Annual True-up of Transition Charges for the Series 2003-1 Transition Bonds filed August 13, 2010.

99(e)(1)		—	Statement of Outstanding Bond Balances Series 2003-1

99(e)(2)		—	Statement of Outstanding Bond Balances Series 2004-1

99(f)		—	Semi-Annual Servicer’s Certificate (Series 2003-1 for August 2010)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

By	/s/ David M. Davis
David M. Davis
Vice President and Chief Financial Officer

Date: October 28, 2010

EXHIBIT INDEX

Exhibits

(99)	Additional Exhibits

99(a)(1)		—	Monthly Servicer Report (Series 2004-1 for July 2010)

99(a)(2)		—	Monthly Servicer Report (Series 2004-1 for August 2010)

99(a)(3)		—	Monthly Servicer Report (Series 2004-1 for September 2010)

99(a)(4)		—	Monthly Servicer Report (Series 2003-1 for July 2010)

99(a)(5)		—	Monthly Servicer Report (Series 2003-1 for August 2010)

99(a)(6)		—	Monthly Servicer Report (Series 2003-1 for September 2010)

99(b)		—	Statement of Collection Account Balances as of September 30, 2010

99(c)		—	A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order.

99(d)		—	Annual True-up of Transition Charges for the Series 2003-1 Transition Bonds filed August 13, 2010.

99(e)(1)		—	Statement of Outstanding Bond Balances Series 2003-1

99(e)(2)		—	Statement of Outstanding Bond Balances Series 2004-1

99(f)		—	Semi-Annual Servicer’s Certificate (Series 2003-1 for August 2010)