Form 10-K
period 2010-12-31
ONCOR ELECTRIC DELIVERY TRANSITION BOND CO LLC
filed 2011-02-22
CIK 1100179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

At February 22, 2011, all outstanding common membership interests in Oncor Electric Delivery Transition Bond Company LLC were held by Oncor Electric Delivery Company LLC.

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

ii

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

References in this report to “we,” “our,” “us” and “the company” are to Oncor Electric Delivery Transition Bond Company LLC as apparent in the context. See “Glossary” beginning on page ii for other defined terms and abbreviations.

We are a bankruptcy-remote, special-purpose Delaware limited liability company, wholly-owned by Oncor. Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell power in the north-central, eastern and western parts of Texas. Oncor provides the essential service of delivering electricity safely, reliably and economically to end-use consumers through its distribution systems, as well as providing transmission grid connections to merchant generation plants and interconnections to other transmission grids in Texas. Oncor is direct a majority-owned (approximately 80%) subsidiary of Oncor Holdings, which is a direct, wholly-owned subsidiary of EFIH, a direct, wholly-owned subsidiary of EFH Corp.

We were organized in November 1999 for the limited purposes of issuing Securitization (“Transition”) Bonds and purchasing and owning transition property (as defined in the 1999 Restructuring Legislation) acquired from Oncor. For legal purposes, Oncor sold the transition property to us. We had no operations until August 2003. In connection with the acquisition of the transition property, we:

•	registered and issued the Transition Bonds;

•	pledged our interest in the transition property and other Transition Bond collateral to secure the Transition Bonds;

•	have agreed to make debt service payments on the Transition Bonds, and

•	have agreed to perform other activities that are necessary, suitable or convenient to accomplish these purposes.

We are structured and operated in a manner such that in the event of bankruptcy proceedings against Oncor, our assets will not be consolidated into the bankruptcy estate of Oncor. Oncor is not the owner of the transition property described herein, and our assets are not available to pay creditors of Oncor or any of its affiliates.

Various “ring-fencing” measures have been taken to enhance Oncor’s credit quality. These measures serve to mitigate Oncor’s and Oncor Holdings’ credit exposure to the Texas Holdings Group and to reduce the risk that the assets and liabilities of Oncor or Oncor Holdings would be substantively consolidated with the assets and liabilities of the Texas Holdings Group in the event of a bankruptcy of one or more of those entities. Such measures include, among other things: Oncor’s sale of a 19.75% equity interest to Texas Transmission in November 2008; maintenance of separate books and records for the Oncor Ring-Fenced Entities; Oncor’s board of directors being comprised of a majority of independent directors, and prohibitions on the Oncor Ring-Fenced Entities providing credit support to, or receiving credit support from, any member of the Texas Holdings Group. The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of the Texas Holdings Group, including TXU Energy and Luminant, and none of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or contractual obligations of any member of the Texas Holdings Group. Oncor does not bear any liability for debt or contractual obligations of the Texas Holdings Group, and vice versa. Accordingly, Oncor’s operations are conducted, and its cash flows are managed, independently from the Texas Holdings Group.

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

Transition Property and Service and Administration Agreements

Transition Property — The 1999 Restructuring Legislation and the Financing Order permitted Oncor to transfer its rights and interests in the Financing Order, including the right to collect transition charges pursuant to the 1999 Restructuring Legislation, to a special purpose entity formed by Oncor to issue debt secured by the right to receive revenues arising from the transition charges. The electric utility’s right to receive the transition charges and its other rights and interests under the Financing Order constitute transition property transferred to us. The transition property represents the irrevocable right to impose, collect and receive transition charges in an amount sufficient to pay the interest, fees, and expenses associated with the Transition Bonds and the aggregate principal amount of the Transition Bonds.

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

Servicing Fees — As long as Oncor or its affiliate or agent acts as servicer, the annual aggregate servicing fee will be the greater of $400,000 for all series of outstanding Transition Bonds or 0.05% per annum of the initial principal amount of all series of outstanding Transition Bonds. If a successor servicer that is not affiliated with Oncor is appointed, it will be entitled to receive a servicing fee not in excess of 0.60% per year of the initial principal amount of outstanding Transition Bonds. Oncor will recover the servicing fee through the transition charges. In addition, under the servicing agreements, Oncor, as servicer, must seek interim and nonstandard true-up adjustments when certain conditions are met.

Administration Fees — Oncor and the company have also entered into an administration agreement, whereby Oncor provides administrative services to us, such as accounting, clerical, secretarial and other administrative services, at a fixed fee per year. As long as Oncor or its affiliate or agent, act as administrator, the annual administration fee will be $50,000, payable in arrears on each payment date. Oncor, as administrator, is limited under the terms of the administration agreement to total compensation in the form of the annual administration fee of $50,000 plus any fees paid to third parties on our behalf.

Operating Expenses — We can recover annual operating expenses, including the annual administration fee paid to Oncor, of $185,000 annually through the transition charges.

Required Reports

We have included in this annual report on Form 10-K or furnished on Oncor’s website at www.oncor.com, as indicated, the following information in respect of each series of outstanding Transition Bonds, as required by the terms of the Indenture relating to the Transition Bonds. Exhibits that are filed as a part of this Form 10-K are listed in Item 15.

Required Item	Filed as Exhibit or Furnished on Website

Monthly Servicer Report (Series 2004-1 for October 2010)	Exhibit 99 (a)(1)
Monthly Servicer Report (Series 2004-1 for November 2010)	Exhibit 99 (a)(2)
Monthly Servicer Report (Series 2004-1 for December 2010)	Exhibit 99 (a)(3)
Monthly Servicer Report (Series 2003-1 for October 2010)	Exhibit 99 (a)(4)
Monthly Servicer Report (Series 2003-1 for November 2010)	Exhibit 99 (a)(5)
Monthly Servicer Report (Series 2003-1 for December 2010)	Exhibit 99 (a)(6)

Statement of Collection Account Balances as of December 31, 2010	Exhibit 99 (b)

A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order.

Exhibit 99 (c)

Statement of Outstanding Bond Balances Series 2003-1	Exhibit 99 (d)(1)
Statement of Outstanding Bond Balances Series 2004-1	Exhibit 99 (d)(2)
Semi-Annual Servicer’s Certificate (Series 2004-1 for November 2010)	Exhibit 99 (e)

Item 1A.	RISK FACTORS

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

The Transition Bonds are not insured or guaranteed by Oncor, including in its capacity as servicer, by its ultimate parent, EFH Corp. or any of its affiliates (other than us), by the Indenture Trustee or by any other person or entity. Thus, reliance for payment of the Transition Bonds must be based upon collections of the related transition charges, available funds on deposit in the applicable trust accounts held by the Indenture Trustee and any other credit enhancement described in the applicable prospectus supplement related to a series of Transition Bonds. The 2003 Bonds and the 2004 Bonds are payable only from collateral that secures each such series and not from transition charges imposed and collected for any other series of Transition Bonds. Our organizational documents restrict the right to acquire other assets unrelated to the transactions described therein.

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

The constitutionality of the securitization provisions of the 1999 Restructuring Legislation under the Texas Constitution was challenged in connection with a securitization request made by Central Power and Light Company, which was ultimately affirmed by the Texas Supreme Court.

If in the future a state or federal court were to determine that the relevant provisions of the 1999 Restructuring Legislation or the Financing Order are unlawful or invalid, that decision could adversely affect the validity of the Transition Bonds or the company’s ability to make payments on the Transition Bonds. In that case, a loss on or delay in recovery of the investment in the Transition Bonds may be experienced. If the 1999

Restructuring Legislation is overturned, the limitation on appealing the Financing Order may also be overturned. We cannot assure that another lawsuit challenging the validity of the 1999 Restructuring Legislation will not be filed in the future or that, if filed, such lawsuit would not be successful.

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

Neither the company nor Oncor will indemnify an investor for any changes in the law, including any amendment or repeal of the 1999 Restructuring Legislation that may affect the value of the Transition Bonds. Oncor may have to indemnify us, however, if legal action based on law in effect at the time of the issuance of the Transition Bonds invalidates the transition property.

Further Legislative Action May Reduce the Value of An Investment in Transition Bonds. The value of an investment in Transition Bonds may decline due to legislative action. For example:

(a)	Future Texas Legislative Action May Invalidate the Transition Bonds or the Transition Property, which is the Primary Source of Payments on the Transition Bonds. Unlike many other states (including California, Massachusetts and Michigan), the citizens of the State of Texas do not have the constitutional right to adopt or revise laws by initiative or referendum. Thus, absent any amendment of the constitution of the State of Texas, the 1999 Restructuring Legislation cannot be amended or repealed by direct action of the electorate. The Texas legislature may repeal the 1999 Restructuring Legislation, or amend the 1999 Restructuring Legislation in a way that limits or alters the transition property so as to reduce its value. However, under the 1999 Restructuring Legislation, the State of Texas has pledged for the benefit and protection of Oncor and all financing parties that it (including the PUCT) will not take or permit any action to be taken that would impair the value of the transition property.

Hunton & Williams LLP rendered its opinion to us and Oncor in connection with the issuance of the 2003 Bonds, and rendered a similar opinion to us and Oncor in connection with the 2004 Bonds that under the laws of the State of Texas and the United States, holders of the Transition Bonds could successfully challenge under the Federal Contracts Clause and the Texas Contracts Clause the constitutionality of any legislation passed by the State of Texas, including the PUCT, which becomes law that repeals or amends the 1999 Restructuring Legislation in such a manner that substantially impairs the value of the rights of the holders of the Transition Bonds or the transition charges prior to the time that the Transition Bonds are fully paid and discharged, unless it was determined that such repeal or amendment was a legitimate and reasonable exercise of the State of Texas’ sovereign powers and reasonable and necessary to serve a significant and legitimate public purpose. Further, Hunton & Williams LLP rendered to us and Oncor its opinion that a court would conclude that adverse action by the Texas legislature or the PUCT that repeals the State of Texas’ pledge to the holders of the Transition Bonds or otherwise adversely affects the transition property would constitute a compensable “taking” under the Takings Clauses of the United States and Texas Constitutions if the court determines that any such action is an intentional action by the Texas legislature or the PUCT, effects a regulatory taking of the transition property and is for public use. There is no assurance, however, that, even if a court were to award just compensation, it would be sufficient to pay the full amount of principal and interest on the Transition Bonds.

It may be possible for the Texas legislature to enact legislation that would impair the rights and remedies of bondholders without violating the State’s pledge if the legislature acts in order to serve a significant and legitimate public purpose, such as protecting the public health and safety or otherwise acts in the valid exercise of the state’s police power. Even if the legislature provides an investor with an amount deemed to be just compensation, it may not be sufficient to fully recover the investment. We cannot assure an investor of the likelihood or legal validity of any action of this type by the Texas legislature, or whether the action would be considered a taking. As of the date of this report, we are not aware of any pending legislation in the Texas legislature that would affect any provisions of the 1999 Restructuring Legislation related to transition property or transition charges or the provisions of the Financing Order.

We cannot assure an investor that a repeal or amendment to the 1999 Restructuring Legislation will not be sought or adopted or that any action by the State of Texas adverse to an investment in the Transition Bonds will not occur. In any such event, costly and time-consuming litigation might ensue. Any litigation of this type might adversely affect the price and liquidity of the Transition Bonds and delay the payment of interest and principal and, accordingly, the weighted average lives of the Transition Bonds.

(b)	The 1999 Restructuring Legislation May be Overturned by the Federal Government Without Full Compensation. The United States Congress or a federal agency may decide that it can preempt the Texas legislature and pass a law or adopt a rule or regulation prohibiting or limiting the collection of transition charges, or otherwise affecting the energy industry. A prohibition of this nature could negate the existence of transition property. As of the date of this report, neither the House nor the Senate committees having primary relevant jurisdiction have considered, or indicated an intent to consider, the prohibition of the recovery of stranded costs or transition charges. We cannot predict whether any future bills that prohibit the recovery of stranded costs or regulatory assets, or securitized financing for the recovery of stranded costs, will become law or, if they become law, what their final form or effect will be. We can give no assurance that a court would consider the preemption by federal law of the Texas 1999 Restructuring Legislation a taking of property from us or from the holders of the Transition Bonds. Moreover, even if this preemption of the 1999 Restructuring Legislation and/or the Financing Order by the federal government were considered a taking under the US Constitution for which the government had to pay the estimated market value of the taken transition property at the time of the taking, we can give no assurance that this compensation would be sufficient to pay the full amount of principal of and interest on the Transition Bonds or to pay such amounts on a timely basis.

We and Oncor have agreed to take legal or administrative action as may be reasonably necessary to block or overturn any attempts to cause a repeal, modification or amendment to the 1999 Restructuring Legislation, the Financing Order or the transition property.

Neither the company, Oncor nor any successor seller or servicer will indemnify an investor for any changes in the law that may affect the value of the Transition Bonds. In addition, any action by the US Congress or Texas legislature, even if the action is ultimately determined to be invalid, and even if full compensation is ultimately provided to the holders of Transition bonds, might result in costly and time-consuming litigation. Any litigation of this type might adversely affect the price and liquidity of the Transition Bonds and the dates of payment of interest and principal. Moreover, given the lack of judicial precedent directly on point, and the novelty in Texas of transition property as security for Transition Bonds, we cannot predict the outcome of any litigation with certainty. Accordingly, an investor may suffer a loss on or delay in recovery of an investment in the Transition Bonds.

(c)

The PUCT May Take Future Actions, Which May Reduce the Value of an Investment in Transition Bonds. The 1999 Restructuring Legislation provides that the Financing Order is irrevocable upon issuance and is not subject to reduction, impairment or adjustment by further action of the PUCT, except for the true-up adjustments. The State of Texas (including the PUCT) has pledged that it will not take or permit any action to amend, alter or impair the value of transition property created under the Financing

Order, except as permitted in true-up adjustments, until the principal, interest and premium, if any, and any other charges incurred and contracts to be performed in connection with the Transition Bonds have been paid and performed in full. The PUCT guarantees that it will take specific actions pursuant to the Financing Order, as expressly authorized by the 1999 Restructuring Legislation, to ensure that transition charge revenues are sufficient to pay principal and interest on the Transition Bonds. However, the PUCT retains the power to adopt, revise or rescind rules or regulations affecting the seller or a successor utility. The PUCT also retains the power to interpret the Financing Order. Any new or amended regulations or orders by the PUCT, for example, could affect the ability of the servicer to collect the transition charges in full and on a timely basis. The seller of the transition property has agreed to take legal or administrative action to resist any PUCT rule, regulation or decision that would reduce the value of the transition property. We cannot assure an investor that the seller would be successful in its efforts. Thus, future PUCT rules, regulations or decisions may adversely affect the rating of the Transition Bonds, their price or the rate of transition charge collections and, accordingly, the amortization of Transition Bonds and their weighted average lives. As a result, an investor could suffer a loss in connection with an investment in Transition Bonds.

The servicer is required to file with the PUCT, on behalf of the company, any requested adjustments of the transition charges. We cannot assure that the foregoing adjustment procedures and adjustments will not be challenged. Such challenges could result in costly and time-consuming litigation. A shortfall or material delay in transition charge collections due to inaccurate forecasts, delayed implementation of true-up adjustments or the failure to implement a true-up adjustment could result in payments of principal of and interest on the Transition Bonds not being paid according to the expected amortization schedule, lengthening the weighted average life of the Transition Bonds, or in principal and interest not being paid at all. As a result, an investor could suffer a loss in connection with an investment.

PURA, the PUCT, ERCOT, the TCEQ and the Office of Public Utility Council (OPUC) are subject to a “Sunset” review by the Texas Sunset Advisory Commission. PURA will expire, and the PUCT will be abolished, on September 1, 2011 unless extended by the Texas Legislature following such review. If any of PURA, the PUCT, ERCOT, the TCEQ or the OPUC are not renewed by the Texas Legislature pursuant to Sunset review, it could have a material effect on our business. Sunset review is the regular assessment of the continuing need for a state agency to exist, and is grounded in the premise that an agency will be abolished unless legislation is passed to continue its functions. The Texas Sunset Advisory Commission (Sunset Commission) closely reviews each agency and recommends action on each agency to the Texas Legislature, which action may include modifying or even abolishing the agency. Of the agencies scheduled for Sunset review by the Sunset Commission in 2010 and 2011, the following are the most significant to our business: the PUCT, ERCOT, the TCEQ and the OPUC. These agencies are subject to a focused, limited scope, or special purpose review. These agencies, for the most part, govern and operate the electricity markets in Texas upon which our business model is based. PURA, which expires September 1, 2011, is also subject to Sunset review. If the Texas Legislature fails to renew PURA or any of these agencies, it could result in a significant restructuring of the Texas electricity market or regulatory regime that could have a material impact on our business. There can be no assurance that future action of the Sunset Commission will not result in legislation that could have a material adverse effect on us and our financial prospects.

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

There are Uncertainties Associated with Collecting the Transition Charges. The predictions associated with billing and collecting transition charges are based primarily on historical collection of payments and forecasted energy usage for which Oncor has records available. These usage and collection records, however, may not reflect customers’ future payment patterns or energy usage in the competitive market. A shortfall or material delay in collecting transition charges could result in Transition Bond principal not being paid according to the expected amortization schedule, lengthening the weighted average life of the Transition Bonds, or in principal and interest not being paid at all. As a result, an investor could suffer a loss in connection with the investment.

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

It May Be Difficult to Collect Transition Charges from REPs. As part of the restructuring of the Texas electric industry, retail customers in Oncor’s service territory began, as of January 1, 2002, purchasing electricity and related services from REPs rather than Oncor. Oncor is no longer permitted to sell electricity directly to retail customers. EFH Corp. currently has an affiliated REP that provides electricity and related services to retail customers in Oncor’s service territory. In the future, EFH Corp. may establish additional affiliated REPs or divest itself of one or more affiliated REPs. The 1999 Restructuring Legislation requires Oncor to allow each REP, including EFH Corp.’s affiliated REP, pursuant to a tariff to be filed by Oncor and approved by the PUCT, to issue a single bill to customers purchasing electricity from that REP. This single bill includes all charges related to purchasing electricity from the REP, including delivery services from Oncor and the applicable transition charges. Retail customers pay transition charges to REPs who supply them with electric power. The REPs are obligated to remit payments of transition charges to the servicer less a specified percentage allowance for charge-offs or delinquent customer accounts whose service has been terminated, within 35 days of billing from the servicer, even if the REPs do not collect the charges from retail customers. The charge-off percentage is initially based on the servicer’s system-wide charge-off percentage but is recalculated annually for each REP in conjunction with the true-up adjustment process. Each REP’s recourse for transition charge payments remitted to the servicer but not collected ultimately from customers is limited to a credit against future transition charge payments unless the REP and the servicer agree to alternative arrangements, but in no event will the REP have recourse to us or our funds for such payments. In the event that the REP does not pay the transition charges to the servicer, the servicer will have the right to collect transition charges directly from those retail customers who receive their electricity bills from the REP and have not paid the REP. REPs bill most retail customers for the transition charges, and as a result we have to rely on a relatively small number of entities for the collection of the bulk of the transition charges. The servicer does not pay any shortfalls resulting from the failure of any REP to forward transition charge collections. This may adversely affect an investment in Transition Bonds because:

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

Oncor has tariffs in place to assure adequate credit worthiness of any REP to support the REP’s obligation to collect securitization bond-related charges (“transition charges”) on behalf of the company. REPs who do not have a long-term unsecured credit rating of at least “BBB-” and “Baa3” (or the equivalent from S&P and Moody’s, respectively), will be required to provide (i) a cash deposit, (ii) an affiliate guarantee, surety bond or letter of credit or (iii) some combination of these forms of credit support to the Indenture Trustee. The amount of such credit support will equal two months’ maximum expected collections of transition charges, as determined by the servicer and agreed to by the REP, and any cash deposits will be deposited in a REP security deposit subaccount with the Indenture Trustee.

Under these provisions, as a result of TCEH’s credit rating being below investment grade, Oncor’s affiliated REP, TCEH, is required to post collateral support in an amount equal to estimated transition charges over specified time periods. At December 31, 2010, TCEH has posted collateral support of approximately $14 million with Oncor for our benefit.

Credit support other than cash must be provided by an investment-grade entity. Documents representing any other form of credit support will be held by the Indenture Trustee. Although the Indenture Trustee will maintain the REP security deposit subaccount, it will not have an ownership interest in such subaccount. However, the Indenture Trustee will have a security interest in our rights with respect to such subaccount and Oncor, as servicer, has agreed to use its reasonable best efforts to obtain a security agreement from each REP with respect to such REP’s security deposit subaccount. In the event that a REP defaults in remitting transition charges, the servicer may direct the Indenture Trustee to withdraw or seek recourse for the amount of the payment default or, if less, withdraw the full amount of that REP’s security deposit from the REP security deposit subaccount or seek full recourse against any other form of credit support provided for deposit into the general subaccount of the applicable series.

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

As noted above, REPs issue a single bill to retail customers purchasing electricity from a REP. This single bill includes all charges related to purchasing electricity from the REP, delivery services from the transmission and distribution utility and the applicable transition charges. This may increase the risk that customers who have claims against the REP will attempt to offset those claims against transition charges payable to the servicer or us. This also increases the risk that a bankruptcy court in the event of a bankruptcy of a REP would find that the REP has an interest in the transition property and may make it more difficult to terminate a bankrupt REP or collect transition charges from its customers.

Adjustments to transition charges and, in some cases, credit enhancements (other than swap agreements) will be available to compensate for a failure by a REP to pay transition charges over to the servicer. However, the amount of credit enhancement funds may not be sufficient to protect an investment.

Changes to Billing and Collection Practices May Reduce the Value of an Investment in Transition Bonds. The Financing Order issued to Oncor under the 1999 Restructuring Legislation sets forth the methodology for determining the amount of the transition charges we may impose on each customer. The servicer cannot change this methodology without approval from the PUCT. However, Oncor, as servicer, may set its own billing and collection arrangements with REPs and with those customers from whom it collects the transition charges directly, provided that these arrangements comply with PUCT customer safeguards. For example, to recover part of an outstanding bill, Oncor may agree to extend a REP’s or a customer’s payment schedule or to write-off the remaining portion of the bill including transition charges. Also, Oncor, or a successor to Oncor as servicer, may change billing and collection practices. Any change to billing and collection practices may have an adverse or unforeseen impact on the timing and amount of customer payments and may reduce the amount of transition charge collections and thereby limit our ability to make scheduled payments on the Transition Bonds. Separately, the PUCT may require changes to these practices. Any changes in billing and collection regulations might adversely affect the billing terms and the terms of remittances by REPs to the servicer or make it more difficult for the servicer to collect the transition charges. These changes may adversely affect the value of the Transition Bonds and their amortization and, accordingly, their weighted average lives.

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

Risks Associated with the Unusual Nature of the Transition Property

Oncor May Not Recover Transition Charges More Than 15 Years from the Original Issue Date of the Series of Transition Bonds Relating to Those Transition Charges. Oncor, or any successor servicer, is prohibited from recovering transition charges after the fifteenth anniversary of the date of issuance of the related Transition Bonds, but we may continue to recover transition charges incurred during the applicable 15-year period through the use of judicial process. Amounts collected from transition charges imposed for electricity consumed through the fifteenth anniversary of the date of issuance of the related Transition Bonds, or from credit enhancement funds, may not be sufficient to repay the Transition Bonds in full. If that is the case, no other funds will be available to pay the unpaid balance due on the Transition Bonds.

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

The 1999 Restructuring Legislation provides that our rights to the transition property are not affected by the commingling of these funds with any other funds of the servicer. In a bankruptcy of the servicer, however, a bankruptcy court might rule that federal bankruptcy law takes precedence over the 1999 Restructuring Legislation and does not recognize our right to collections of the transition charges that are commingled with other funds of the servicer as of the date of bankruptcy. If so, the collections of the transition charges held by the servicer as of the date of bankruptcy would not be available to pay amounts owing on the Transition Bonds. In this case, we would have only a general unsecured claim against the servicer for those amounts. This decision could cause material delays in payment or losses on the Transition Bonds and could materially reduce the value of an investment in Transition Bonds.

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

The 1999 Restructuring Legislation provides that our rights to the transition property are not affected by the commingling of these funds with other funds. In a bankruptcy of a REP, however, a bankruptcy court might rule that federal bankruptcy law takes precedence over the 1999 Restructuring Legislation and does not recognize our right to receive the collected transition charges that are commingled with other funds of a REP as of the date of bankruptcy. If so, the collected transition charges held by a REP prior to or as of the date of bankruptcy would not be available to us to pay amounts owed on the Transition Bonds. In this case, we would have only a general unsecured claim against that REP for those amounts. This decision could cause material delays in payment or losses on the Transition Bonds and could materially reduce the value of an investment in Transition Bonds, especially with respect to a default by TXU Energy, the largest REP in Oncor’s service territory.

If a REP Enters Bankruptcy Proceedings, Transition Charge Payments Made by that REP to the Servicer May Constitute Preferences, and the Servicer May be Required to Return such Funds to the Bankruptcy Estate of the REP. In the event of a bankruptcy of a REP, a party-in-interest may take the position that the remittance of funds prior to bankruptcy to the servicer, pursuant to the Financing Order, constitutes a preference under bankruptcy law. If a court were to hold that the remittance of funds constitutes a preference, any such remittance within 90 days of the filing of the bankruptcy petition could be avoidable, and the funds could be required to be returned to the bankruptcy estate of the REP by us or the servicer. To the extent that transition charges have been commingled with the general funds of the REP, the risk that a court would hold that a remittance of funds was a preference would increase. We or the servicer may be considered an “insider” with any REP that is affiliated with us or the servicer. If we or the servicer is considered to be an “insider” of the REP, any such remittance made within one year of the filing of the bankruptcy petition could be avoidable as well if the court were to hold that such remittance constitutes a preference. In either case, we or the servicer would merely be an unsecured creditor of the REP. If any funds were required to be returned to the bankruptcy estate of the REP, we would expect that the amount of any future transition charges would be increased through the true-up mechanism to recover the amount returned.

If the Servicer Enters Bankruptcy Proceedings, the Collections of the Transition Charges Held By the Servicer as of the Date of Bankruptcy May Constitute Preferences, Which Means These Funds Would Be Unavailable to Pay Amounts Owing on the Transition Bonds. In the event of a bankruptcy of the servicer, a party-in-interest may take the position that the remittance of funds prior to bankruptcy of the servicer, pursuant to the Financing Order, constitutes a preference under bankruptcy law. If a court were to hold that the remittance of funds constitutes a preference, any such remittance within 90 days of the filing of the bankruptcy petition could be avoidable, and the funds could be required to be returned to the bankruptcy estate of the servicer. To the extent that transition charges have been commingled with the general funds of the servicer, the risk that a court would hold that a remittance of funds was a preference would increase. In such case, we would merely be an unsecured creditor of the servicer. If any funds were required to be returned to the bankruptcy estate of the servicer, we would expect that the amount of any future transition charges would be increased through the true-up mechanism to recover the amount returned.

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

•

upon the transfer to us, the rights will become transition property and transition property constitutes a present property right, even though the imposition and collection of transition charges depend on further acts that have not yet occurred, and

•	a transfer of the transition property from the seller, or its affiliate, to us is a true sale of the transition property, not a pledge of the transition property to secure a financing by the seller.

These four provisions are important to maintaining payments on the Transition Bonds in accordance with their terms during any bankruptcy of Oncor. In addition, we structured the transaction with the objective of keeping us legally separate from Oncor and its affiliates in the event of a bankruptcy of Oncor or any such affiliate.

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

We have taken steps together with Oncor, as the seller of the transition property, to reduce the risk that in the event the seller or an affiliate of the seller were to become the debtor in a bankruptcy case, a court would order that our assets and liabilities be substantively consolidated with those of Oncor or an affiliate. These steps include the fact that we are a separate special purpose limited liability company, and our organizational documents prevent us from commencing a voluntary bankruptcy case without the unanimous affirmative vote of all our managers, including the managers independent of Oncor. Nonetheless, these steps may not be completely effective, and thus if Oncor or an affiliate of the seller were to become a debtor in a bankruptcy case, a court might order that our assets and liabilities be consolidated with those of Oncor or an affiliate. A decision by the bankruptcy court that, despite our separateness from Oncor, the two companies should be consolidated, would have a similar effect on a beneficial owner of Transition Bonds. Either decision could cause material delays in payment of, or losses on, the Transition Bonds and could materially reduce the value of an investment in such bonds. For example:

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

•

tax or other government liens on Oncor’s property that arose after the transfer of the transition property to us might nevertheless have priority over the Indenture Trustee’s lien and might be paid from transition charge collections before payments on the Transition Bonds;

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

•

the bankruptcy court might rule that neither our property interest nor the Indenture Trustee’s lien extends to transition charges in respect of electricity consumed after the commencement of Oncor’s bankruptcy case, with the result that the Transition Bonds would represent only general unsecured claims against Oncor;

•	neither Oncor nor the company may be obligated to make any payments on the Transition Bonds during the pendency of the bankruptcy case and/or pay interest accruing after the commencement of the case;

•	Oncor may be able to alter the terms of the Transition Bonds as part of its plan of reorganization;

•	the bankruptcy court might rule that the transition charges should be used to pay a portion of the cost of providing electric service, or

•	the bankruptcy court might rule that the remedy provisions of the applicable sale agreement are unenforceable, leaving us with a claim of actual damages against Oncor that may be difficult to prove.

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

The Sale of the Transition Property Could Be Construed as a Financing and Not a Sale in a Case of Oncor’s Bankruptcy, Which Could Delay or Limit Payment on the Transition Bonds. The 1999 Restructuring Legislation provides that the characterization of a transfer of transition property as a sale or other absolute transfer will not be affected or impaired in any manner by treatment of the transfer as a financing for federal or state tax purposes or financial reporting purposes. We and Oncor have treated the transaction as a sale under applicable law, although for financial reporting and federal and state income and franchise tax purposes the transaction has been treated as a financing and not a sale. In the event of a bankruptcy of Oncor, a party-in-interest in the bankruptcy may assert that the sale of the transition property to us was a financing transaction and not a sale or other absolute transfer and that the treatment of the transaction for financial reporting and tax purposes as a financing and not a sale lends weight to that position. In a bankruptcy court case involving LTV Steel Company, the debtor obtained an interim emergency motion to use collections from accounts and inventory that it had sold on the grounds that the sales were in fact disguised financings. The circumstances under which the LTV Steel Company ruling would be followed by other courts are not certain. If a court were to adopt reasoning similar to that of the court in the LTV Steel case or were otherwise to characterize the transaction as a financing, we would be treated as a secured creditor of Oncor in the bankruptcy proceedings. Although we would in that case have a security interest in the transition property, we would not likely be entitled to access to the transition charge collections during the bankruptcy and would be subject to the typical risks of a secured creditor in a bankruptcy case, including the possible bankruptcy risks described in the immediately preceding risk factor. As a result, repayment on the Transition Bonds could be significantly delayed, and a plan of reorganization in the bankruptcy might permanently modify the amount and timing of payments to us of transition charge collections and, therefore, the amount and timing of funds available to us to make payments on the Transition Bonds.

Claims Against Oncor or any Successor Seller May Be Limited in the Event of a Bankruptcy of the Seller. If the seller were to become a debtor in a bankruptcy case, claims, including indemnity claims, by us against the seller under the applicable sale agreement and the other documents executed in connection with the applicable sale agreement would be unsecured claims and would be subject to being discharged in the bankruptcy case. In addition, a party-in-interest in the bankruptcy may request that the bankruptcy court estimate any contingent claims that we had against the seller. That party may then take the position that these claims should be estimated at zero or at a low amount because the contingency giving rise to these claims is unlikely to occur. If the seller were to become a debtor in a bankruptcy case and the indemnity provisions of the applicable sale agreement were triggered, a party-in-interest in the bankruptcy might challenge the enforceability of the indemnity provisions. If a court were to hold that the indemnity provisions were unenforceable, we would be left with a claim for actual damages against the seller based on breach of contract principles. The actual amount of these damages would be subject to estimation and/or calculation by the court. We cannot give any assurance as to the result if any of the above-described actions or claims were made. Furthermore, we cannot give any assurance as to what percentage of their claims, if any, unsecured creditors would receive in any bankruptcy proceeding involving the seller.

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

Other Risks Associated with an Investment in the Transition Bonds

Oncor’s Obligation to Indemnify Us for a Breach of a Representation or Warranty May Not Be Sufficient to Protect an Investor’s Investment. If the seller breaches a representation or warranty in the applicable sale agreement, or the servicer (presently Oncor) breaches a representation or warranty under the applicable servicing agreement, it is obligated to indemnify us and the Indenture Trustee for any liability, obligation, claim, action, suit or payment resulting from that breach, as well as any reasonable costs and expenses incurred. Oncor will not be obligated to repurchase the transition property in the event of a breach of any representation or warranty regarding the transition property, and neither the Indenture Trustee nor the holders of Transition Bonds will have the right to accelerate payments on the Transition Bonds because of such a breach (absent an event of default under the Indenture). The sale agreements provide that any change in the law by legislative enactment, constitutional amendment or voter initiative that renders any of the representations and warranties untrue would not constitute a breach under each sale agreement. Oncor or any successor entity acting as seller or servicer may not have sufficient funds available to satisfy its indemnification obligations to us and to the Indenture Trustee; therefore Oncor may not be able to pay investors amounts owing on the Transition Bonds in full. If Oncor becomes obligated to indemnify holders of Transition Bonds, the ratings on the Transitions Bonds will likely be downgraded since holders of Transition Bonds will be unsecured creditors of Oncor with respect to any of these indemnification amounts. Oncor will not indemnify any person for any liability, obligation, claim, action, suit or payment resulting solely from a downgrade in the ratings on the Transition Bonds.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We do not own any tangible property, other than books and records. Our primary asset is the transition property described in Item 1. Business.

Item 3.	LEGAL PROCEEDINGS

None.

Item 4.	(REMOVED AND RESERVED)

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED EQUITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable. All of our outstanding common membership interests are held by Oncor.

Item 6.	SELECTED FINANCIAL DATA

Item 6 is not presented herein as we meet the conditions set forth in General Instruction (I) (1) of Form 10-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the fiscal years ended December 31, 2010, 2009 and 2008 should be read in conjunction with our audited consolidated financial statements and the notes to those statements.

The information required hereunder is in its reduced format as allowed for under General Instruction (I) (1) and (2)(a) of Form 10-K. All dollar amounts in the tables in the following discussion and analysis are stated in US dollars unless otherwise indicated.

BUSINESS

We are a bankruptcy-remote, special-purpose Delaware limited liability company, wholly-owned by Oncor. Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell power in the north-central, eastern and western parts of Texas. Oncor is a majority-owned (approximately 80%) subsidiary of Oncor Holdings, which is a direct, wholly-owned subsidiary of EFIH, a direct, wholly-owned subsidiary of EFH Corp. See Note 1 to Financial Statements for discussion of certain “ring-fencing” measures taken by EFH Corp. and Oncor to enhance Oncor’s credit quality.

We were organized in November 1999 for the limited purposes of issuing Transition Bonds and purchasing and owning transition property (as defined in the 1999 Restructuring Legislation) acquired from Oncor. Transition property represents the irrevocable right to impose, collect and receive transition charges in an amount sufficient to pay the interest, fees and expenses associated with the Transition Bonds, and the aggregate principal amount of the Transition Bonds. For legal purposes, Oncor sold the transition property to us. We had no operations until August 2003. In connection with the acquisition of the transition property, we:

•	registered and issued the Transition Bonds;

•	pledged our interest in the transition property and other Transition Bond collateral to secure the Transition Bonds;

•	have agreed to make debt service payments on the Transition Bonds, and

•	have agreed to perform other activities that are necessary, suitable or convenient to accomplish these purposes.

We are structured and operated in a manner such that in the event of bankruptcy proceedings against Oncor, our assets would not be consolidated into the bankruptcy estate of Oncor. Oncor is not the owner of the transition property described herein, and our assets are not available to pay creditors of Oncor or any of its affiliates.

Sale of Noncontrolling Interests by Oncor

In November 2008, Oncor sold equity interests to an investor group for $1.254 billion in cash. The investor group is led by certain firms from Canada and Singapore and is not affiliated with any member of the Sponsor Group, Texas Holdings or EFH Corp. Oncor also indirectly sold equity interests to certain members of its board of directors and its management team. Accordingly, after giving effect to all equity issuances, at December 31, 2010, Oncor’s ownership was as follows: 80.03% held by Oncor Holdings and indirectly by EFH Corp., 19.75% held by the investor group and 0.22% held indirectly by certain members of Oncor’s management and board of directors.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are discussed in Note 1 to Financial Statements. We follow accounting principles generally accepted in the US. Application of these accounting policies in the preparation of our financial statements requires management to make estimates and assumptions about future events that affect the reporting of assets and liabilities at the balance sheet dates and revenues and expenses during the periods covered. The following is a summary of our primary critical accounting policy that is impacted by judgments and uncertainties and under which different amounts might be reported using different assumptions or estimation methodologies.

Revenue Recognition — Our revenue includes an estimate for the transition charges billed to REPs by Oncor, as servicer, from the meter reading date to the end of the period (unbilled revenue). The unbilled revenue is based on actual daily revenues for the most recent metered period, adjusted for the impact of weather and other measurable factors that affect consumption, applied to the number of unmetered days through the end of the period. Accrued unbilled revenues totaled $7,491,000 and $8,715,000 at December 31, 2010 and 2009, respectively.

RESULTS OF OPERATIONS — 2010 compared to 2009 and 2009 compared to 2008

Our operations are restricted by our organizational documents to billing and collecting transition charges and using those funds to service the transition bonds. Other than investment income on funds held by the Indenture Trustee, all revenues are restricted for servicing the transition bonds. Therefore, the difference between transition charge revenues and the total of interest expense, amortization of the transition property (which is equal to the transition bonds’ scheduled principal payments) and other fees and expenses is accounted for as an over- or under-recovery of transition charges resulting in minimal net income.

Transition charge revenues necessary to service transition bonds can be impacted by variations in electricity volumes delivered by Oncor resulting in temporary over- or under-recovery of transition charges. In such instances where sufficient funds are not collected through transition charges, the over-collateralization and the capital subaccounts are drawn down on the payment date to make scheduled payments on the Transition Bonds. Oncor files, on behalf of the company, an annual true-up adjustment with the PUCT with respect to each series of Transition Bonds. The annual true-up adjustments for the 2003 Bonds and the 2004 Bonds are filed in August and May, respectively. In any true-up filing, Oncor requests the PUCT to increase or decrease the authorized transition charges such that, based on the then current forecast of customer usage, sufficient funds will be collected during the following period to meet the scheduled debt service payments and replenish the over-collateralization and capital subaccounts to their required levels. (See Note 1 to Financial Statements.)

Transition charge revenues increased 4% for the year ended December 31, 2010 as a result of higher transition charge tariffs in 2010 as compared to 2009, reflecting true-up adjustments (see discussion below) and an increase in electricity volumes delivered by Oncor due to the effects of colder winter weather and warmer summer weather in 2010 as compared to 2009. Transition charge revenues increased 5% for the year ended December 31, 2009 as a result of higher transition charge tariffs in 2009 as compared to 2008, reflecting true-up adjustments, partially offset by a decrease in electricity volumes delivered by Oncor reflecting the effects of milder weather and the weaker economy in 2009 as compared to 2008.

Interest expense decreases each period reflecting lower average debt balances due to scheduled principal payments on the Transition Bonds.

Amortization of transition property increases each period reflecting increased principal payments on the Transition Bonds. See discussion under “Amortization” in Note 1 to Financial Statements.

Fluctuations in the over/(under) recovery of transition charges primarily result from variances in revenues from the revenue forecast used to set the transition charges. See discussion under “Over/(Under) Recovery of Transition Charges” in Note 1 to Financial Statements.

Net income includes interest earned on the Indenture Trustee reserve account and capital subaccounts, which we expect to periodically distribute to Oncor as released by the Indenture Trustee. See Note 4 to Financial Statements.

FINANCIAL CONDITION — 2010 compared to 2009 and 2009 compared to 2008

Cash Flows — Cash flows provided by operating activities increased 19% for the year ended December 31, 2010 as compared to the year ended December 31, 2009 driven by:

•	higher transition charge revenues of $6,238,000 and a relative decrease in transition charge receivables of $2,919,000, reflecting true-up adjustments;

•	an increase of $5,081,000 in customer deposits received (reported in other current liabilities on the balance sheet), and

•	a decrease of $4,428,000 in cash interest payments as a result of principal payments that have been made on the Transition Bonds.

Cash flows provided by operating activities increased 3% for the year ended December 31, 2009 as compared to the year ended December 31, 2008 driven by:

•	higher transition charge revenues of $6,672,000 partially offset by a relative increase in transition charge receivables of $2,941,000, reflecting true-up adjustments, and

•	a decrease of $3,724,000 in cash interest payments as a result of principal payments on the Transition Bonds,

partially offset by:

•	a decrease of $3,438,000 in customer deposits received, and

•	a decrease of $766,000 in investment income due primarily to lower interest rates.

The increase in cash used in financing activities is driven by scheduled principal payments on the Transition Bonds. Financing activities for each period are presented in the table below:

	Year Ended December 31,
	2010	2009	2008
	(thousands of dollars)
Cash used in financing activities:
Semiannual payments on the 2003 Bonds	$(42,262)	$(40,563)	$(39,024)
Semiannual payments on the 2004 Bonds	(65,563)	(62,681)	(60,409)
Distributions to parent of interest income earned on the Indenture Trustee reserve account	—	(18)	(505)

Total cash used in financing activities	$(107,825)	$(103,262)	$(99,938)

Cash flows provided by (used in) investing activities represents changes in the balances of restricted cash accounts.

As discussed in Note 1 to the Financial Statements, Oncor, as servicer, files for increases or decreases (true-ups) in transition charges with the PUCT to ensure sufficient funds will be collected during the following period to meet scheduled payments on the Transition Bonds and to maintain the capital and over-collateralization subaccounts at the required levels. The latest filings of the annual true-ups for the Transition Bonds were in August 2010 and May 2010 for the 2003 Bonds and the 2004 Bonds, respectively. Interim true-ups for the 2003 Bonds and 2004

Bonds were filed in April 2009 and December 2009, respectively, and were approved by the PUCT and became effective in May 2009 and January 2010, respectively. Based on the approved transition charges and current forecast of customer usage, we expect that revenues collected will be sufficient to make the scheduled payments.

At December 31, 2010, restricted cash included the balances in the capital subaccount totaling $2,500,000 and $3,949,000 for the 2003 Bonds and the 2004 Bonds, respectively, which are equal to the required levels. Additionally, at December 31, 2010, the balance in the over-collateralization subaccount for the 2003 Bonds totaled $1,373,000, compared to the required level of $1,458,000, and for the 2004 Bonds totaled $2,139,000, which is equal to the required level. Required levels are determined at the respective scheduled payment dates. Required level amounts reported above are as of the most recent payment dates. There are no penalties as a result of being above or below the required levels in the capital and over-collateralization subaccounts. The interim true-up adjustments discussed above were driven by a decrease in electricity volumes delivered and designed to restore the capital and over-collateralization subaccounts to their required levels. Any future shortfalls in the subaccounts for either series of Transition Bonds would be addressed in future true-up filings.

Member’s Interest — We receive interest income with respect to the Indenture Trustee reserve account and capital subaccounts. Cash distributions to Oncor, the amounts of which represent interest income released by the Indenture Trustee, are recorded as a reduction in member’s interest. We intend to periodically distribute to Oncor interest income in the Indenture Trustee reserve account and the capital subaccounts as released by the Indenture Trustee. No amounts were distributed to Oncor in 2010. Interest income totaling $18,000 and $505,000 was distributed to Oncor in 2009 and 2008, respectively.

FINANCING ACTIVITIES

Our financing activities are limited to issuance of the Transition Bonds. There is no provision to allow for any other borrowings.

Covenants and Cross Default Provisions — The terms of the Indenture contain various covenants, including payment covenants, covenants to file certain information with the SEC and covenants to deliver certain information to the Indenture Trustee. At December 31, 2010, we were in compliance with such covenants.

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

FORWARD-LOOKING STATEMENTS

This report and other presentations made by us contain “forward-looking statements.” All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that we expect or anticipate to occur in the future (often, but not always, through the use of words or phrases such as “intends,” “plans,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “should,” “projection,” “target,” “goal,” “objective” and “outlook”), are forward-looking statements. Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under Item 1A, “Risk Factors” and the following important factors, among others, that could cause actual results to differ materially from those projected in such forward-looking statements:

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

Any forward-looking statement speaks only as of the date on which such statement is made, and, except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible to predict all of them, nor can we assess the impact of each such factor or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of

Oncor Electric Delivery Transition Bond Company LLC:

We have audited the accompanying balance sheets of Oncor Electric Delivery Transition Bond Company LLC (the “Company”) as of December 31, 2010 and 2009, and the related statements of income, cash flows and member’s interest for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Oncor Electric Delivery Transition Bond Company LLC at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Dallas, Texas

February 22, 2011

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

STATEMENTS OF INCOME

	Year Ended December 31,
	2010	2009	2008
	(thousands of dollars)
Operating revenues:
Transition charge revenue	$152,803	$146,565	$139,893
Investment income	1	52	818

Total operating revenues	152,804	146,617	140,711

Operating expenses:
Interest expense	37,259	41,892	45,689
Amortization of transition property	108,963	104,161	100,145
Over/(under) recovery of transition charges	5,752	(284)	(6,205)
Servicing fees, administrative and general expenses	830	830	830

Total operating expenses	152,804	146,599	140,459

Net income	$—	$18	$252

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(thousands of dollars)
Cash flows – operating activities:
Net income	$—	$18	$252
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of transition property	108,963	104,161	100,145
Over/(under) recovery of transition charges	5,752	(284)	(6,205)
Changes in operating assets	1,327	(1,592)	1,349
Changes in operating liabilities	(217)	(5,093)	(1,583)

Cash provided by operating activities	115,825	97,210	93,958

Cash flows – financing activities:
Repayment of debt	(107,825)	(103,244)	(99,433)
Distributions paid to parent	—	(18)	(505)

Cash used in financing activities	(107,825)	(103,262)	(99,938)

Cash flows – investing activities:
Change in restricted funds	(8,000)	6,052	5,784

Cash provided by (used in) investing activities	(8,000)	6,052	5,784

Net change in cash and cash equivalents	—	—	(196)
Cash and cash equivalents, beginning balance	1	1	197

Cash and cash equivalents, ending balance	$1	$1	$1

Supplemental cash flow disclosures:
Cash interest payments	$38,392	$42,820	$46,544

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

BALANCE SHEETS

	December 31,
	2010	2009
	(thousands of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$1	$1
Restricted cash (Note 5)	52,655	47,005
Transition charge receivable:
Affiliates	7,732	8,854
All other	12,183	12,388

Total current assets	72,571	68,248
Investments:
Restricted funds held in trust (Note 5)	16,449	14,099
Transition property, net of accumulated amortization of $648,882 and $539,919	640,895	749,858

Total assets	$729,915	$832,205

LIABILITIES AND MEMBER’S INTEREST
Current liabilities:
Long-term debt due currently	$113,085	$107,825
Accounts payable – affiliate	265	265
Accrued interest	7,526	8,659
Other current liabilities	5,364	4,448

Total current liabilities	126,240	121,197
Transition bonds (Note 3)	554,199	667,284
Regulatory liability	33,053	27,301

Total liabilities	713,492	815,782
Member’s interest (Note 4)	16,423	16,423

Total liabilities and member’s interest	$729,915	$832,205

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

STATEMENTS OF MEMBER’S INTEREST

	Year Ended December 31,
	2010	2009	2008
	(thousands of dollars)
Member’s interest:
Balance at beginning of year	$16,423	$16,423	$16,676
Distributions paid to parent	—	(18)	(505)
Net income	—	18	252

Total member’s interest at end of year	$16,423	$16,423	$16,423

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

NOTES TO FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

Description of Business

We are a bankruptcy-remote, special-purpose Delaware limited liability company, wholly-owned by Oncor. Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell power in the north-central, eastern and western parts of Texas. Oncor is a majority-owned (approximately 80%) subsidiary of Oncor Holdings, which is a direct, wholly-owned subsidiary of EFIH, a direct, wholly-owned subsidiary of EFH Corp. See “Glossary” for definition of terms and abbreviations.

We were organized in November 1999 for the limited purposes of issuing Transition Bonds and purchasing and owning transition property (as defined in the 1999 Restructuring Legislation) acquired from Oncor. Transition property represents the irrevocable right to impose, collect and receive transition charges in an amount sufficient to pay the interest, fees, and expenses associated with the Transition Bonds, and the aggregate principal amount of the Transition Bonds. For legal purposes, Oncor sold the transition property to us. We had no operations until August 2003. In connection with the acquisition of the transition property, we:

•	registered and issued the Transition Bonds;

•	pledged our interest in the transition property and other Transition Bond collateral to secure the Transition Bonds;

•	have agreed to make debt service payments on the Transition Bonds, and

•	have agreed to perform other activities that are necessary, suitable or convenient to accomplish these purposes.

We are structured and operated in a manner such that in the event of bankruptcy proceedings against Oncor, our assets would not be consolidated into the bankruptcy estate of Oncor. Oncor is not the owner of the transition property described herein, and our assets are not available to pay creditors of Oncor or any of its affiliates.

Various “ring-fencing” measures have been taken to enhance Oncor’s credit quality. These measures serve to mitigate Oncor’s and Oncor Holdings’ credit exposure to the Texas Holdings Group and to reduce the risk that the assets and liabilities of Oncor or Oncor Holdings would be substantively consolidated with the assets and liabilities of the Texas Holdings Group in the event of a bankruptcy of one or more of those entities. Such measures include, among other things: Oncor’s sale of a 19.75% equity interest to Texas Transmission in November 2008; maintenance of separate books and records for the Oncor Ring-Fenced Entities; Oncor’s board of directors being comprised of a majority of independent directors, and prohibitions on the Oncor Ring-Fenced Entities providing credit support to, or receiving credit support from, any member of the Texas Holdings Group. The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of the Texas Holdings Group, including TXU Energy and Luminant, and none of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or contractual obligations of any member of the Texas Holdings Group. Oncor does not bear any liability for debt or contractual obligations of the Texas Holdings Group, and vice versa. Accordingly, Oncor’s operations are conducted, and its cash flows are managed, independently from the Texas Holdings Group.

Basis of Presentation

Our financial statements have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. All dollar amounts in the financial statements and tables in the notes are stated in US dollars unless otherwise indicated.

Use of Estimates

The preparation of our financial statements requires management to make estimates and assumptions about future events that affect the reporting and disclosure of assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses, including fair value measurements of debt at the period end and unbilled revenue estimates. In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. No material adjustments were made to previous estimates or assumptions during the current year.

Regulatory Assets and Liabilities

Our business meets the applicability criteria of accounting standards related to the effect of certain types of regulation. These standards recognize the cost-based rate-making process, which may result in differences in the application of US GAAP between regulated and non-regulated entities. The regulatory liability balances of $33,053,000 and $27,301,000 at December 31, 2010 and 2009, respectively, consist of over-recovery of transition charges as discussed below.

Revenue Recognition

We record revenue for transition charges under the accrual method of accounting. Revenues are recognized when transition charges are billed by Oncor, as servicer, to REPs for their connected customers on the basis of periodic cycle meter readings. Our revenue includes an estimate for the transition charges that will be billed to REPs by Oncor, as servicer, from the meter reading date to the end of the period (unbilled revenue). The unbilled revenue is based on actual daily revenues for the most recent metered period, adjusted for the impact of weather and other measurable factors that affect consumption, applied to the number of unmetered days through the end of the period.

Over/(Under) Recovery of Transition Charges

We account for the difference between transition charge revenues and the total of interest expense, amortization of the transition property and other fees and expenses as an over- or under-recovery of transition charges. To the extent revenues exceed expenses, we record an increase to expense with a corresponding increase to a regulatory liability. To the extent revenues are less than expenses, we record a decrease to expense with a corresponding decrease to the regulatory liability.

Annual and Interim True-Up Adjustments

Variations in customer usage impact transition charge revenues resulting in temporary over/(under) recovery of transition charges. In such instances where sufficient funds are not collected through transition charges, the over-collateralization and the capital subaccounts are drawn down on the payment date to make scheduled payments on the Transition Bonds. Oncor files, on behalf of the company, an annual true-up adjustment with the PUCT with respect to each series of Transition Bonds. The annual true-up adjustments for the 2003 Bonds and the 2004 Bonds are filed in August and May, respectively. In any true-up filing, Oncor requests the PUCT to increase or decrease the authorized transition charges such that, based on the then current forecast of customer usage, sufficient funds will be collected during the following period to meet the scheduled debt service payments and replenish the over-collateralization and capital subaccounts to their required levels. We also have the right, under certain circumstances, to file interim true-up adjustment requests semi-annually, if needed, to make scheduled payments. Interim true-ups for the 2003 Bonds and 2004 Bonds were filed in April 2009 and December 2009, respectively, and were approved by the PUCT and became effective in May 2009 and January 2010, respectively.

Amortization

The transition property acquired from Oncor, which totaled $1.290 billion at acquisition date, is amortized over the life of the Transition Bonds in an amount equal to the scheduled principal payments of the original debt amounts.

Investment Income

We earn investment income on funds held by the Indenture Trustee, including the Indenture Trustee reserve account established to cover any future trustee fees and expenses associated with the Transition Bonds. These funds held by the Indenture Trustee are invested as allowed by the Indenture. Investment income on transition charge collections is recognized as earned.

Income and Other Taxes

We are organized as a single-member limited liability company and will not be subject to US federal income tax as an entity separate from Oncor. In addition, our receipt of transition property, transition charges and short-term earnings from investments of the transition charges will not be subject to state and local tax. Accordingly, there is no provision for federal, state or local taxes.

Comprehensive Income

There are no other components of comprehensive income besides net income.

2. RELATED PARTY TRANSACTIONS

Pursuant to administration and servicing agreements between us and Oncor, Oncor furnishes to us, at a fixed fee per year, billing, payment processing, collection, accounting, clerical, secretarial and other administrative services, which are reflected as administrative and general expenses in the income statement. Our expense for servicing and administration activities performed by Oncor totaled $826,000 in each of the years ended December 31, 2010, 2009 and 2008.

Transition charges billed to the REP subsidiaries of TCEH, which are included in operating revenues, totaled $58,881,000, $59,662,000 and $57,822,000 for the years ended December 31, 2010, 2009 and 2008, respectively. The balance of the transition charge receivable due from the REP subsidiaries of TCEH totaled $7,732,000 and $8,854,000 at December 31, 2010 and 2009, respectively.

Oncor, as servicer of the Transition Bonds, collects security deposits from REPs for payment of the REPs’ transition charges and remits these amounts to the Indenture Trustee as they are collected. No amounts were outstanding from Oncor at December 31, 2010 and 2009. Oncor reviews the security amount for the REPs quarterly and requests increases when required.

Also see discussion in Note 4 regarding cash distributions.

3. FINANCING ARRANGEMENTS

Long-Term Debt

At December 31, 2010 and 2009, our long-term debt consisted of the following:

	December 31,
	2010	2009
	(thousands of dollars)

4.030% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2010	$—	$13,019
4.950% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2013	100,757	130,000
5.420% Fixed Series 2003 Bonds due in semiannual installments through August 15, 2015	145,000	145,000
4.810% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2012	131,750	197,313
5.290% Fixed Series 2004 Bonds due in semiannual installments through May 15, 2016	289,777	289,777

Total	667,284	775,109

Less amount due currently	(113,085)	(107,825)

Total long-term debt	$554,199	$667,284

The transition property sold to us, as well as restricted cash of $6,449,000 in the capital subaccount at December 31, 2010, are pledged as collateral for the Transition Bonds. Collections of transition charges will be used to pay the principal, interest and associated costs of the Transition Bonds. We are required to maintain restricted cash pledged as collateral for the Transition Bonds in an amount equal to 0.50% of the initial aggregate principal amount of Transition Bonds outstanding. Should the transition charges collected through the specified payment dates listed above not provide adequate funds to make the scheduled payments of principal, the transition charges can continue to be collected for approximately two years before the Transition Bonds go into default for nonpayment of principal.

Maturities (in thousands of dollars) for the years 2011 through 2015 and thereafter of our long-term debt instruments outstanding at December 31, 2010, are as follows:

Year	Amount
2011	$113,085
2012	118,609
2013	124,647
2014	131,387
2015	138,421
Thereafter	41,135

Total	$667,284

The fair value of the outstanding Transition Bonds was approximately $719,995,000 and $827,707,000 at December 31, 2010 and 2009, respectively. The fair values are estimated based upon market value as determined by quoted market prices, representing Level 1 valuations under accounting standards related to the determination of fair value.

Covenants

The terms of the Indenture contain various covenants, including payment covenants, covenants to file certain information with the SEC and covenants to deliver certain information to the Indenture Trustee. As of December 31, 2010, we were in compliance with such covenants.

4. MEMBER’S INTEREST

Subject to certain provisions of the Transition Bond Indentures and favorable interest rates, we receive interest income with respect to the Indenture Trustee reserve account and capital subaccounts. Cash distributions to Oncor, the amounts of which represent interest income released by the Indenture Trustee, totaled zero, $18,000 and $505,000 in the years ended December 31, 2010, 2009 and 2008, respectively. The distributions are recorded as a reduction in member’s interest.

5. RESTRICTED CASH

We have established collection accounts with the Indenture Trustee for each series of Transition Bonds. Transition charge collection and payment amounts are applied or withdrawn, as required by the Indenture, from one of the following four subaccounts:

•	General — holds funds to pay expenses allocated to us and make payments and transfers including principal, interest and other amounts as required;

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

We have also established an Indenture Trustee reserve account with the Indenture Trustee to provide for the payment of fees incurred by the Indenture Trustee associated with the Transition Bonds in excess of the annual operating expenses allowed to be collected through the transition charges.

	Balance Sheet Classification
	At December 31, 2010		At December 31, 2009
	Current Assets	Investment	Current Assets	Investment
	(thousands of dollars)
Collections related to Transition Bonds used only to service debt and pay expenses (includes over-collateralization subaccount of $3,512, —, $1,011 and —)	$52,655	$—	$47,005	$—
Funds for payment of fees associated with Transition Bonds (Indenture Trustee reserve account)	—	10,000	—	10,000
Reserve for shortfalls of Transition Bond charges (capital subaccount)	—	6,449	—	4,099

Total	$52,655	$16,449	$47,005	$14,099

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect at December 31, 2010. Based on the evaluation performed, our management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective. There have been no changes in our internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Item 10 is not presented herein as we meet the conditions set forth in General Instruction (I) (1) of Form 10-K.

Item 11.	EXECUTIVE COMPENSATION

Item 11 is not presented herein as we meet the conditions set forth in General Instruction (I) (1) of Form 10-K.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED EQUITY HOLDER MATTERS

Item 12 is not presented herein as we meet the conditions set forth in General Instruction (I) (1) of Form 10-K.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Item 13 is not presented herein as we meet the conditions set forth in General Instruction (I) (1) of Form 10-K.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Deloitte & Touche LLP has been our independent auditor since inception.

We have no Audit Committee of our own, but rely on the Audit Committee of Oncor (the “Audit Committee”).

In February 2008, the Audit Committee adopted a policy relating to the engagement of its independent auditor. This policy provides that in addition to the audit of financial statements, related quarterly reviews and other audit services, and providing services necessary to complete SEC filings, Oncor’s independent auditor may be engaged to provide non-audit services as described herein. The policy also provides for the standards of conduct to ensure a common understanding regarding pertinent “separateness undertakings” included in Oncor’s Limited Liability Company Agreement.

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

The Audit Committee may also approve certain on-going non-audit services not previously approved in the limited circumstances provided for in the SEC rules. All services performed in 2010 by Deloitte & Touche LLP, the member firms of Deloitte & Touche Tohmatsu and their respective affiliates (“Deloitte & Touche”) were preapproved.

The policy defines those non-audit services which Oncor’s independent auditor may also be engaged to provide as follows:

1.	Audit related services, including:

(a)	due diligence, accounting consultations and audits related to mergers, acquisitions and divestitures;

(b)	employee benefit plan and political action plan audits;

(c)	accounting and financial reporting standards consultation;

(d)	internal control reviews, and

(e)	attest services, including agreed upon procedures reports that are not required by statute or regulation.

2.	Tax related services, including:

(a)	tax compliance;

(b)	general tax consultation and planning;

(c)	tax advice related to mergers, acquisitions, and divestitures, and

(d)	communications with and request for rulings from tax authorities.

3.	Other services, including:

(a)	process improvement, review and assurance;

(b)	litigation and rate case assistance;

(c)	forensic and investigative services, and

(d)	training services.

The policy prohibits Oncor from engaging its independent auditor to provide:

1.	bookkeeping or other services related to Oncor’s accounting records or financial statements;

2.	financial information systems design and implementation services;

3.	appraisal or valuation services, fairness opinions, or contribution in-kind reports;

4.	actuarial services;

5.	internal audit outsourcing services;

6.	management or human resources functions;

7.	broker-dealer, investment advisor, or investment banking services;

8.	legal and expert services unrelated to the audit, and

9.	any other service that the Public Company Accounting Oversight Board determines, by regulation, to be impermissible.

In addition, the policy prohibits Oncor’s independent auditor from providing tax or financial planning advice to any officer of Oncor.

The policy also contains the following standard of conduct for Oncor’s independent auditor related to staffing and conducting its annual audit:

1.	no member performing the audit of the company’s financial statements will be under the direction of the lead member of such firm conducting the financial statement audit work for EFH Corp.;

2.	the audit team will reach its own conclusions as to the sufficiency and adequacy of the audit procedures necessary to conduct the audit;

3.	the audit team accepts the sole responsibility for the opinion on Oncor’s financial statements;

4.	the audit team may use other EFH Corp. auditors as a service provider;

5.	the audit team may consider the Sarbanes-Oxley Act compliance audit team as a service provider;

6.	the audit team may consider the tax compliance audit team as a service provider;

7.	the audit team is not prohibited from sharing the results of its audit procedures or conclusions with the EFH Corp. audit team so that an opinion on the consolidated financial statements can be rendered;

8.	Oncor’s independent auditor shall be bound by the professional standards and the Rules for the Accounting Profession of the Texas State Board of Public Accountancy regarding confidentiality of client information;

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

For the years ended December 31, 2010 and 2009, fees billed (in US dollars) to us by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates were as follows:

	2010	2009

Audit Fees. Fees for services necessary to perform the annual audit, review SEC filings, fulfill statutory and other attest service requirements and provide comfort letters and consents	$182,000	$182,000

Audit-Related Fees. Fees for services including internal control reviews, attest services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards	35,000	35,000

Tax Fees.	—	—

All Other Fees.	—	—

Total	$217,000	$217,000

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The financial statements’ schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

Oncor Electric Delivery Transition Bond Company LLC Exhibits to 2010 Form 10-K

Exhibits	Previously Filed* With File Number	As Exhibit

3(i)	Articles of Incorporation.

3(a)	333-91935 (Form 8-K filed August 28, 2003)	4(b)	—	Amended and Restated Certificate of Formation dated as of August 11, 2003.

3(ii)	By-laws

3(b)	333-91935 (Form 8-K filed August 28, 2003)	4(a)	—	Amended and Restated Limited Liability Company Agreement dated as of August 21, 2003.

4	Instruments defining the rights of security holders.

4(a)	333-91935 (Form 8-K filed August 28, 2003)	4(c)	—	Indenture dated as of August 21, 2003.

4(b)	333-91935 (Form 8-K filed August 28, 2003)	4(d)	—	Series 2003-1 Supplement dated as of August 21, 2003.

4(c)	333-91935 (Form 8-K filed June 14, 2004)	4	—	Series 2004-1 Supplement dated as of June 7, 2004.

10	Material Contracts.

10(a)	333-91935 (Form 8-K filed August 28, 2003)	10(a)	—	Series 2003-1 Transition Property Purchase and Sale Agreement dated as of August 21, 2003.

10(b)	333-91935 (Form 8-K filed August 28, 2003)	10(b)	—	Series 2003-1 Transition Property Servicing Agreement dated as of August 21, 2003.

10(c)	333-91935 (Form 8-K filed June 14, 2004)	10(a)	—	Series 2004-1 Transition Property Purchase and Sale Agreement dated as of June 7, 2004.

10(d)	333-91935 (Form 8-K filed June 14, 2004)	10(b)	—	Series 2004-1 Transition Property Servicing Agreement dated as of June 7, 2004.

10(e)	333-91935 (Form 8-K filed August 28, 2003)	10(c)	—	Administration Agreement dated as of August 21, 2003.

10(f)	333-91935 (Form 8-K filed August 28, 2003)	10(d)	—	Intercreditor Agreement dated as of August 21, 2003.

Exhibits	Previously Filed* With File Number	As Exhibit

(23)	Consent of Experts.

23			—	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm for Oncor Electric Delivery Transition Bond Company LLC.

(31)	Rule 13a – 14(a)/15d – 14(d) Certifications.

31			—	Certification of David M. Davis, principal financial officer of Oncor Electric Delivery Transition Bond Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits.

99(a)(1)			—	Monthly Servicer Report (Series 2004-1 for October 2010)

99(a)(2)			—	Monthly Servicer Report (Series 2004-1 for November 2010)

99(a)(3)			—	Monthly Servicer Report (Series 2004-1 for December 2010)

99(a)(4)			—	Monthly Servicer Report (Series 2003-1 for October 2010)

99(a)(5)			—	Monthly Servicer Report (Series 2003-1 for November 2010)

99(a)(6)			—	Monthly Servicer Report (Series 2003-1 for December 2010)

99(b)			—	Statement of Collection Account Balances as of December 31, 2010

99(c)			—	A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order.

99(d)(1)	333-91935 (Form 10-Q filed August 2, 2010)	99(d)	—	Annual True-up of Transition Charges for the Series 2004-1 Transition Bonds filed May 15, 2010

99(d)(2)	333-91935 (Form 10-Q filed October 29, 2010)	99(d)	—	Annual True-up of Transition Charges for the Series 2003-1 Transition Bonds filed August 13, 2010

99(e)(1)			—	Statement of Outstanding Bond Balances Series 2003-1

99(e)(2)			—	Statement of Outstanding Bond Balances Series 2004-1

99(f)			—	Semi-Annual Servicer’s Certificate (Series 2004-1 for November 2010)

99(g)			—	Independent Accountant’s Report – Attestation with Management’s Assertion Attached (Servicer)

*	Incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Oncor Electric Delivery Transition Bond Company LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOR ELECTRIC DELIVERY
TRANSITION BOND COMPANY LLC
Date: February 22, 2011

	By	/S/ ROBERT S. SHAPARD
(Robert S. Shapard, as Chairman and Chief Executive of Oncor Electric Delivery Company LLC, the Servicer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Oncor Electric Delivery Transition Bond Company LLC and in the capacities and on the date indicated.

Signature	Title	Date

/S/ ROBERT S. SHAPARD	Principal Executive	February 22, 2011
(Robert S. Shapard, Manager, Chairman of the Board and Chief Executive)	Officer and Manager

/S/ DAVID M. DAVIS	Principal Financial Officer	February 22, 2011
(David M. Davis, Manager, Vice President and Chief Financial Officer)	and Manager

/S/ RICHARD C. HAYS	Principal Accounting Officer	February 22, 2011
(Richard C. Hays, Controller)

/S/ DON J. CLEVENGER	Manager	February 22, 2011
(Don J. Clevenger, Manager, Vice President, Secretary and Chief Legal Officer)

Manager
(Richard F. Klumpp, Manager)

Manager
(Amy Stengel, Manager)

EXHIBIT INDEX

Exhibits	Previously Filed* With File Number	As Exhibit

3(i)	Articles of Incorporation.

3(a)	333-91935 (Form 8-K filed August 28, 2003)	4(b)	—	Amended and Restated Certificate of Formation dated as of August 11, 2003.

3(ii)	By-laws

3(b)	333-91935 (Form 8-K filed August 28, 2003)	4(a)	—	Amended and Restated Limited Liability Company Agreement dated as of August 21, 2003.

4	Instruments defining the rights of security holders.

4(a)	333-91935 (Form 8-K filed August 28, 2003)	4(c)	—	Indenture dated as of August 21, 2003.

4(b)	333-91935 (Form 8-K filed August 28, 2003)	4(d)	—	Series 2003-1 Supplement dated as of August 21, 2003.

4(c)	333-91935 (Form 8-K filed June 14, 2004)	4	—	Series 2004-1 Supplement dated as of June 7, 2004.

10	Material Contracts.

10(a)	333-91935 (Form 8-K filed August 28, 2003)	10(a)	—	Series 2003-1 Transition Property Purchase and Sale Agreement dated as of August 21, 2003.

10(b)	333-91935 (Form 8-K filed August 28, 2003)	10(b)	—	Series 2003-1 Transition Property Servicing Agreement dated as of August 21, 2003.

10(c)	333-91935 (Form 8-K filed June 14, 2004)	10(a)	—	Series 2004-1 Transition Property Purchase and Sale Agreement dated as of June 7, 2004.

10(d)	333-91935 (Form 8-K filed June 14, 2004)	10(b)	—	Series 2004-1 Transition Property Servicing Agreement dated as of June 7, 2004.

10(e)	333-91935 (Form 8-K filed August 28, 2003)	10(c)	—	Administration Agreement dated as of August 21, 2003.

10(f)	333-91935 (Form 8-K filed August 28, 2003)	10(d)	—	Intercreditor Agreement dated as of August 21, 2003.

Exhibits	Previously Filed* With File Number	As Exhibit

(23)	Consent of Experts.

23			—	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm for Oncor Electric Delivery Transition Bond Company LLC.

(31)	Rule 13a – 14(a)/15d – 14(d) Certifications.

31			—	Certification of David M. Davis, principal financial officer of Oncor Electric Delivery Transition Bond Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits.

99(a)(1)			—	Monthly Servicer Report (Series 2004-1 for October 2010)

99(a)(2)			—	Monthly Servicer Report (Series 2004-1 for November 2010)

99(a)(3)			—	Monthly Servicer Report (Series 2004-1 for December 2010)

99(a)(4)			—	Monthly Servicer Report (Series 2003-1 for October 2010)

99(a)(5)			—	Monthly Servicer Report (Series 2003-1 for November 2010)

99(a)(6)			—	Monthly Servicer Report (Series 2003-1 for December 2010)

99(b)			—	Statement of Collection Account Balances as of December 31, 2010

99(c)			—	A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order.

99(d)(1)	333-91935 (Form 10-Q filed August 2, 2010)	99(d)	—	Annual True-up of Transition Charges for the Series 2004-1 Transition Bonds filed May 15, 2010

99(d)(2)	333-91935 (Form 10-Q filed October 29, 2010)	99(d)	—	Annual True-up of Transition Charges for the Series 2003-1 Transition Bonds filed August 13, 2010

99(e)(1)			—	Statement of Outstanding Bond Balances Series 2003-1

99(e)(2)			—	Statement of Outstanding Bond Balances Series 2004-1

99(f)			—	Semi-Annual Servicer’s Certificate (Series 2004-1 for November 2010)

99(g)			—	Independent Accountant’s Report – Attestation with Management’s Assertion Attached (Servicer)

*	Incorporated herein by reference.