Form 10-Q
period 2011-03-31
ONCOR ELECTRIC DELIVERY TRANSITION BOND CO LLC
filed 2011-04-29
CIK 1100179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

— OR —

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-91935

Oncor Electric Delivery Transition Bond Company LLC

(Exact Name of Registrant as Specified in its Charter)

Delaware	75-2851358
(State of Organization)	(I.R.S. Employer Identification No.)

1616 Woodall Rodgers Fwy., Dallas, TX 75202	(214) 486-2000
(Address of Principal Executive Offices)	(Registrant’s Telephone Number)

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

As of April 28, 2011, all outstanding membership interests in Oncor Electric Delivery Transition Bond Company LLC were held by Oncor Electric Delivery Company LLC.

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

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2003 Bonds	Refers collectively to the four series of securitization bonds issued in August 2003. Two of these series were retired at maturity in 2007 and 2010.

2004 Bonds	Refers collectively to the three series of securitization bonds issued in June 2004. One of these series was retired at maturity in 2009.

2010 Form 10-K	Oncor Electric Delivery Transition Bond Company LLC’s Annual Report on Form 10-K for the year ended December 31, 2010

Bondco	Refers to Oncor Electric Delivery Transition Bond Company LLC, a wholly-owned consolidated bankruptcy-remote financing subsidiary of Oncor that has issued securitization (transition) bonds to recover certain regulatory assets and other costs.

EFH Corp.	Refers to Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context. Its major subsidiaries include Oncor and TCEH.

EFIH	Refers to Energy Future Intermediate Holding Company LLC, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of Oncor Holdings.

ERCOT	Electric Reliability Council of Texas, the independent system operator and the regional coordinator of various electricity systems within Texas

Financing Order	The financing order issued by the PUCT on August 5, 2002 to Oncor, its successors and assignees that provide electricity transmission and distribution service

GAAP	generally accepted accounting principles

Indenture	The agreement (dated as of August 21, 2003 as appended) between the company, as issuer, and the Indenture Trustee, which describes the governing terms of, and secures payment of, the Transition Bonds

Indenture Trustee	The Bank of New York Mellon, a New York banking corporation

Luminant	Refers to subsidiaries of TCEH engaged in competitive market activities consisting of electricity generation and wholesale energy sales and purchases as well as commodity risk management and trading activities, all largely in Texas.

Oncor	Refers to Oncor Electric Delivery Company LLC, a direct, majority-owned subsidiary of Oncor Holdings, and/or its wholly-owned consolidated bankruptcy-remote financing subsidiary, Bondco, depending on context, that is engaged in regulated electricity transmission and distribution activities.

Oncor Holdings	Refers to Oncor Electric Delivery Holdings Company LLC, a direct, wholly-owned subsidiary of EFIH and the direct majority owner of Oncor, and/or its subsidiaries, depending on context.

Oncor Ring-Fenced Entities	Refers to Oncor Holdings and its direct and indirect subsidiaries.

PUCT	Public Utility Commission of Texas

REP	retail electric provider

ii

SEC	US Securities and Exchange Commission

Sponsor Group	Refers collectively to the investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P., TPG Capital, L.P. and GS Capital Partners, an affiliate of Goldman Sachs & Co. (See Texas Holdings below.)

TCEH	Refers to Texas Competitive Electric Holdings Company LLC, a direct, wholly-owned subsidiary of Energy Future Competitive Holdings Company and an indirect subsidiary of EFH Corp., and/or its subsidiaries, depending on context.

Texas Holdings	Refers to Texas Energy Future Holdings Limited Partnership, a limited partnership controlled by the Sponsor Group that owns substantially all of the common stock of EFH Corp.

Texas Holdings Group	Refers to Texas Holdings and its direct and indirect subsidiaries other than the Oncor Ring-Fenced Entities.

Texas Transmission	Refers to Texas Transmission Investment LLC, a limited liability company that owns a 19.75% equity interest in Oncor. Texas Transmission is not affiliated with EFH Corp., any of EFH Corp.’s subsidiaries or any member of the Sponsor Group.

Transition Bonds	Refers collectively to the 2003 Bonds and the 2004 Bonds.

TXU Energy	Refers to TXU Energy Retail Company LLC, a direct, wholly-owned subsidiary of TCEH engaged in the retail sale of electricity to residential and business customers. TXU Energy is a REP in competitive areas of ERCOT.

US	United States of America

iii

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(thousands of dollars)
Operating revenues:
Transition charge revenue	$34,517	$40,958
Investment income	—	—

Total operating revenues	34,517	40,958

Operating expenses:
Interest expense	8,475	9,778
Amortization of transition property	26,823	25,520
Over/(under) recovery of transition charges	(988)	5,452
Servicing fees, administrative and general expenses	207	208

Total operating expenses	34,517	40,958

Net income	$—	$—

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(thousands of dollars)
Cash flows — operating activities:
Net income	$—	$—
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of transition property	26,823	25,520
Over/(under) recovery of transition charges	(988)	5,452
Changes in operating assets	210	(2,365)
Changes in operating liabilities	2,323	2,877

Cash provided by operating activities	28,368	31,484

Cash flows — financing activities:
Repayments of debt	(24,690)	(23,697)

Cash used in financing activities	(24,690)	(23,697)

Cash flows — investing activities:
Change in restricted funds	(3,678)	(7,787)

Cash used in investing activities	(3,678)	(7,787)

Net change in cash and cash equivalents	—	—

Cash and cash equivalents — beginning balance	1	1

Cash and cash equivalents — ending balance	$1	$1

Supplemental cash flow disclosures:
Cash interest payments	$6,423	$7,409

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2011	December 31, 2010
	(thousands of dollars)
ASSETS

Current assets:
Cash and cash equivalents	$1	$1
Restricted cash (Note 5)	56,333	52,655
Transition charge receivable:
Affiliates	7,538	7,732
All other	12,167	12,183

Total current assets	76,039	72,571
Investments:
Restricted funds held in trust (Note 5)	16,449	16,449
Transition property, net of accumulated amortization of $675,704 and $648,882	614,072	640,895

Total assets	$706,560	$729,915

LIABILITIES AND MEMBER’S INTEREST

Current liabilities:
Long-term debt due currently	$114,175	$113,085
Accounts payable – affiliate	217	265
Accrued interest	9,578	7,526
Other current liabilities	5,683	5,364

Total current liabilities	129,653	126,240
Transition bonds (Note 3)	528,419	554,199
Regulatory liability	32,065	33,053

Total liabilities	690,137	713,492
Member’s interest (Note 4)	16,423	16,423

Total liabilities and member’s interest	$706,560	$729,915

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES

Business

References in this report to “we,” “our,” “us” and “the company” are to Bondco as apparent in the context. See “Glossary” for definition of terms and abbreviations.

We are a bankruptcy-remote, special-purpose Delaware limited liability company, wholly-owned by Oncor. We were organized for the limited purposes of purchasing and owning transition property and issuing Transition Bonds to recover generation-related regulatory assets and other qualified costs. Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell power in the north-central, eastern and western parts of Texas. Oncor is a majority-owned (approximately 80%) subsidiary of Oncor Holdings, which is a direct, wholly-owned subsidiary of EFIH, a direct, wholly-owned subsidiary of EFH Corp.

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

Basis of Presentation

Our condensed financial statements have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in the 2010 Form 10-K. All adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. Certain information and footnote disclosures normally included our annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the condensed interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in the 2010 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year. All dollar amounts in the financial statements and tables in the notes are stated in US dollars unless otherwise indicated.

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

Over/(Under) Recovery of Transition Charges

We account for the difference between transition charge revenues and the total of interest expense, amortization of the transition property and other fees and expenses as an over or (under) recovery of transition charges. To the extent revenues exceed expenses, we record an increase to expense with a corresponding increase to a regulatory liability. To the extent revenues are less than expenses, we record a decrease to expense with a corresponding decrease to the regulatory liability.

Annual and Interim True-Up Adjustments

Variations in customer usage impact transition charge revenues resulting in temporary over or (under) recovery of transition charges. In such instances where sufficient funds are not collected through transition charges, the over-collateralization and the capital subaccounts are drawn down on the payment date to make scheduled payments on the Transition Bonds. Oncor files, on behalf of the company, an annual true-up adjustment with the PUCT with respect to each series of Transition Bonds. The annual true-up adjustments for the 2003 Bonds and the 2004 Bonds are filed in August and May, respectively. In any true-up filing, Oncor requests the PUCT to increase or decrease the authorized transition charges such that, based on the then current forecast of customer usage, sufficient funds will be collected during the following period to meet the scheduled debt service payments and replenish the over-collateralization and capital subaccounts to their required levels. We also have the right, under certain circumstances, to file interim true-up adjustment requests semi-annually, if needed, to make scheduled payments. An interim true-up for the 2004 Bonds was filed in December 2009, which was approved by the PUCT and became effective in January 2010.

2.	RELATED–PARTY TRANSACTIONS

Pursuant to administration and servicing agreements between us and Oncor, Oncor furnishes to us, at a fixed fee per year, billing, payment processing, collection, accounting, clerical, secretarial and other administrative services, which are reflected as administrative and general expenses in the income statement. Our expenses for servicing and administration activities performed by Oncor totaled $207,000 for each of the three months ended March 31, 2011 and 2010.

Transition charges billed to the REP subsidiaries of TCEH, which are included in operating revenues, totaled $12,538,000 and $15,912,000 for the three months ended March 31, 2011 and 2010, respectively. The balance of the transition charge receivable due from the REP subsidiaries of TCEH totaled $7,538,000 and $7,732,000 at March 31, 2011 and December 31, 2010, respectively.

Oncor, as servicer of the Transition Bonds, collects security deposits from REPs for payment of the REPs’ transition charges and remits these amounts to the Indenture Trustee as they are collected. No amounts were outstanding from Oncor at March 31, 2011 or December 31, 2010. Oncor reviews the security amount for the REPs quarterly and requests increases when required.

Also see discussion in Note 4 regarding cash distributions.

3.	FINANCING ARRANGEMENTS

Long-Term Debt

At March 31, 2011 and December 31, 2010, our long-term debt consisted of the following:

	March 31, 2011	December 31, 2010
	(thousands of dollars)

4.950% Fixed Series 2003 Bonds due in semi-annual installments through February 15, 2013	$76,067	$100,757
5.420% Fixed Series 2003 Bonds due in semi-annual installments through August 15, 2015	145,000	145,000
4.810% Fixed Series 2004 Bonds due in semi-annual installments through November 15, 2012	131,750	131,750
5.290% Fixed Series 2004 Bonds due in semi-annual installments through May 15, 2016	289,777	289,777

Total	642,594	667,284

Less amount due currently	(114,175)	(113,085)

Total long-term debt	$528,419	$554,199

The transition property sold to us, as well as restricted cash of $6,449,000 in the capital subaccount at March 31, 2011, are pledged as collateral for the Transition Bonds. Collections of transition charges will be used to pay the principal, interest and associated costs of the Transition Bonds. We are required to maintain restricted cash pledged as collateral for the Transition Bonds in an amount equal to 0.50% of the initial aggregate principal amount of Transition Bonds outstanding. Should the transition charges collected through the specified payment dates listed above not provide adequate funds to make the scheduled payments of principal, the transition charges can continue to be collected for approximately two years before the Transition Bonds go into default for nonpayment of principal.

The fair value of the outstanding Transition Bonds was approximately $693,067,000 and $719,995,000 at March 31, 2011 and December 31, 2010, respectively. The fair values are estimated based upon market value as determined by quoted market prices, representing Level 1 valuations under accounting standards related to the determination of fair value.

Covenants

The terms of the Indenture contain various covenants, including payment covenants, covenants to file certain information with the SEC and covenants to deliver certain information to the Indenture Trustee. At March 31, 2011, we were in compliance with such covenants.

4.	MEMBER’S INTEREST

We receive interest income with respect to the Indenture Trustee reserve account and capital subaccounts. Cash distributions to Oncor, the amounts of which represent interest income released by the Indenture Trustee, are recorded as a reduction in member’s interest. No amounts were distributed in the three months ended March 31, 2011 and 2010.

The following table presents the changes in member’s interest (in thousands of dollars) for the three months ended March 31, 2011:

Total Member’s Interest
Balance at December 31, 2010	$16,423
Distributions paid to parent	—
Net income	—

Balance at March 31, 2011	$16,423

5.	RESTRICTED CASH

	Balance Sheet Classification
	At March 31, 2011		At December 31, 2010
	Current Assets	Investment	Current Assets	Investment
	(thousands of dollars)

Collections related to Transition Bonds used only to service debt and pay expenses (includes over-collateralization subaccount of $2,871, —, $3,512 and —)	$56,333	$—	$52,655	$—
Funds for payment of fees associated with Transition Bonds (Indenture Trustee reserve account)	—	10,000	—	10,000
Reserve for shortfalls of Transition Bond charges (capital subaccount)	—	6,449	—	6,449

Total	$56,333	$16,449	$52,655	$16,449

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2011 and 2010 should be read in conjunction with our condensed financial statements and the notes to those statements.

The information required hereunder is in its reduced format as allowed for under General Instruction (H) (1) of Form 10-Q. All dollar amounts in the following discussion and analysis are stated in US dollars unless otherwise indicated.

BUSINESS

We are a bankruptcy-remote, special-purpose Delaware limited liability company, wholly-owned by Oncor. We were organized for the limited purpose of purchasing and owning transition property and issuing Transition Bonds to recover generation-related regulatory assets and other qualified costs. Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell power in the north-central, eastern and western parts of Texas. Oncor is a majority-owned (approximately 80%) subsidiary of Oncor Holdings, which is a direct, wholly-owned subsidiary of EFIH, a direct, wholly-owned subsidiary of EFH Corp. See Note 1 to Financial Statements for discussion of certain “ring-fencing” measures taken by EFH Corp. and Oncor to enhance Oncor’s credit quality.

RESULTS OF OPERATIONS – Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

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

Transition charge revenues necessary to service transition bonds can be impacted by variations in electricity volumes delivered by Oncor resulting in temporary over- or under-recovery of transition charges. In such instances where sufficient funds are not collected through transition charges, the over-collateralization and the capital subaccounts are drawn down on the payment date to make scheduled payments on the Transition Bonds. Oncor files, on behalf of the company, an annual true-up adjustment with the PUCT with respect to each series of Transition Bonds. The annual true-up adjustments for the 2003 Bonds and the 2004 Bonds are filed in August and May, respectively. In any true-up filing, Oncor requests the PUCT to increase or decrease the authorized transition charges such that, based on the then current forecast of customer usage, sufficient funds will be collected during the following period to meet the scheduled debt service payments and replenish the over-collateralization and capital subaccounts to their required levels. See Note 1 to Financial Statements.

Transition charge revenues decreased 16% for the three months ended March 31, 2011 as a result of lower transition charge tariffs in 2011 compared to 2010, reflecting a decrease in electricity volumes delivered by Oncor due to the effects of milder winter weather in 2011.

Interest expense decreased 13% for the three months ended March 31, 2011, and will continue to decrease each period, reflecting lower average debt balances due to scheduled principal payments on the Transition Bonds.

Amortization of transition property increased 5% for the three months ended March 31, 2011, and will continue to increase each period, reflecting increased principal payments on the Transition Bonds.

Fluctuations in the over/(under) recovery of transition charges primarily result from variances in revenues from the revenue forecast used to set the transition charges. See discussion under “Over/(Under) Recovery of Transition Charges” in Note 1 to Financial Statements.

Net income totaled zero for each of the three months ended March 31, 2011 and 2010. Net income includes interest earned on the Indenture Trustee reserve account and capital subaccounts, which we expect to periodically distribute to Oncor as released by the Indenture Trustee. See Note 4 to Financial Statements.

FINANCIAL CONDITION – Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Cash Flows — Cash flows provided by operating activities decreased 10% for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The decrease was driven by:

•	lower transition charge revenues of $6,441,000 and a relative decrease in transition charge receivables of $2,575,000, reflecting true-up adjustments;

•	a decrease of $986,000 in cash interest payments as a result of principal payments that have been made on the Transition Bonds, and

•	a decrease of $239,000 in customer deposits received (reported in other current liabilities on the balance sheet).

Cash used in financing activities increased 4% for the three months ended March 31, 2011 as compared to the three months March 31, 2010. The increase was driven by scheduled principal payments on the Transition Bonds.

Cash flows used in investing activities decreased 53% for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The decrease represents changes in the balances of restricted cash accounts.

As discussed in Note 1 to Financial Statements, Oncor, as servicer, files for increases or decreases (true-ups) in transition charges with the PUCT to ensure sufficient funds will be collected during the following period to meet scheduled payments on the Transition Bonds and to maintain the capital and over-collateralization subaccounts at the required levels. The latest filings of the annual true-ups for the Transition Bonds were in August 2010 and May 2010 for the 2003 Bonds and the 2004 Bonds, respectively. An interim true-up for the 2004 Bonds was filed in December 2009, and was approved by the PUCT and became effective in January 2010. Based on the approved transition charges and current forecast of customer usage, we expect that revenues collected will be sufficient to make the scheduled payments.

At March 31, 2011, restricted cash included the balances in the capital subaccount totaling $2,500,000 and $3,949,000 for the 2003 Bonds and the 2004 Bonds, respectively, which are equal to the required levels under the Indenture. Additionally, at March 31, 2011, the balance in the over-collateralization subaccount for the 2003 Bonds totaled $731,000, compared to the required level of $1,562,000, and for the 2004 Bonds totaled $2,139,000, which is equal to the required level. Required levels are determined at the respective scheduled payment dates. Required level amounts reported above are as of the most recent payment dates. There are no penalties as a result of being above or below the required levels in the capital and over-collateralization subaccounts. The December 2009 interim true-up adjustment discussed above was driven by a decrease in electricity volumes delivered and designed to restore the capital and over-collateralization subaccounts to their required levels. Any future shortfalls in the subaccounts for either series of Transition Bonds would be addressed in future true-up filings.

FINANCING ACTIVITIES

Our financing activities are limited to issuance of the Transition Bonds. There is no provision to allow for any other borrowings.

Covenants and Cross Default Provisions — The terms of the Indenture contain various covenants, including payment covenants, covenants to file certain information with the SEC and covenants to deliver certain information to the Indenture Trustee. At March 31, 2011, we were in compliance with such covenants.

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

CHANGES IN ACCOUNTING STANDARDS

There have been no recently issued accounting standards effective after March 31, 2011 that are expected to materially impact us.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by us contain “forward-looking statements.” All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that we expect or anticipate to occur in the future (often, but not always, through the use of words or phrases such as “intends,” “plans,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “should,” “projection,” “target,” “goal,” “objective” and “outlook”), are forward-looking statements. Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under Item 1A. “Risk Factors” and the discussion under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Form 10-K and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and the following important factors, among others, that could cause our actual results to differ materially from those projected in such forward-looking statements:

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

Any forward-looking statement speaks only at the date on which it is made, and, except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict all of them; nor can we assess the impact of each such factor or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

Item 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect at the end of the current period included in this report. Based on the evaluation performed, management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective. During the most recent fiscal quarter covered by this report, no changes in internal controls over financial reporting have occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

REQUIRED REPORTS

We have included in this quarterly report on Form 10-Q or furnished on Oncor’s website at www.oncor.com, as indicated, the following information in respect of each series of outstanding Transition Bonds, as required by the terms of the Indenture relating to the Transition Bonds. Exhibits that are filed as a part of this Form 10-Q are listed in Item 6.

Required Item	Filed as Exhibit or Furnished on Website

Monthly Servicer Report (Series 2004-1 for January 2011)	Exhibit 99(a)(1)
Monthly Servicer Report (Series 2004-1 for February 2011)	Exhibit 99(a)(2)
Monthly Servicer Report (Series 2004-1 for March 2011)	Exhibit 99(a)(3)
Monthly Servicer Report (Series 2003-1 for January 2011)	Exhibit 99(a)(4)
Monthly Servicer Report (Series 2003-1 for February 2011)	Exhibit 99(a)(5)
Monthly Servicer Report (Series 2003-1 for March 2011)	Exhibit 99(a)(6)

Statement of Collection Account Balances as of March 31, 2011	Exhibit 99(b)

A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order

Exhibit 99(c)

Statement of Outstanding Bond Balances Series 2003-1	Exhibit 99(d)(1)
Statement of Outstanding Bond Balances Series 2004-1	Exhibit 99(d)(2)

Semi-Annual Servicer’s Certificate (Series 2003-1 for February 2011)	Exhibit 99(e)

Item 1A.	RISK FACTORS

We believe that there have been no material changes to the risks disclosed in the 2010 Form 10-K, including under the heading “Risk Factors “ in Item 1A of the 2010 Form 10-K, except for information disclosed elsewhere in this Form 10-Q that provides factual updates to risks contained in the 2010 Form 10-K. The risks disclosed in the 2010 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 6.	EXHIBITS

(a)	Exhibits:

Exhibits

(99)	Additional Exhibits

99(a)(1)		—	Monthly Servicer Report (Series 2004-1 for January 2011)

99(a)(2)		—	Monthly Servicer Report (Series 2004-1 for February 2011)

99(a)(3)		—	Monthly Servicer Report (Series 2004-1 for March 2011)

99(a)(4)		—	Monthly Servicer Report (Series 2003-1 for January 2011)

99(a)(5)		—	Monthly Servicer Report (Series 2003-1 for February 2011)

99(a)(6)		—	Monthly Servicer Report (Series 2003-1 for March 2011)

99(b)		—	Statement of Collection Account Balances as of March 31, 2011

99(c)		—	A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order.

99(d)(1)		—	Statement of Outstanding Bond Balances Series 2003-1

99(d)(2)		—	Statement of Outstanding Bond Balances Series 2004-1

99(e)		—	Semi-Annual Servicer’s Certificate (Series 2003-1 for February 2011)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

By	/s/ David M. Davis
David M. Davis
Vice President and Chief Financial Officer

Date: April 28, 2011

EXHIBIT INDEX

Exhibits

(99)	Additional Exhibits

99(a)(1)		—	Monthly Servicer Report (Series 2004-1 for January 2011)

99(a)(2)		—	Monthly Servicer Report (Series 2004-1 for February 2011)

99(a)(3)		—	Monthly Servicer Report (Series 2004-1 for March 2011)

99(a)(4)		—	Monthly Servicer Report (Series 2003-1 for January 2011)

99(a)(5)		—	Monthly Servicer Report (Series 2003-1 for February 2011)

99(a)(6)		—	Monthly Servicer Report (Series 2003-1 for March 2010)

99(b)		—	Statement of Collection Account Balances as of March 31, 2011

99(c)		—	A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order.

99(d)(1)		—	Statement of Outstanding Bond Balances Series 2003-1

99(d)(2)		—	Statement of Outstanding Bond Balances Series 2004-1

99(e)		—	Semi-Annual Servicer’s Certificate (Series 2003-1 for February 2011)