Form 10-Q
period 2011-09-30
ONCOR ELECTRIC DELIVERY TRANSITION BOND CO LLC
filed 2011-10-28
CIK 1100179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

As of October 27, 2011, all outstanding membership interests in Oncor Electric Delivery Transition Bond Company LLC were held by Oncor Electric Delivery Company LLC.

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

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2003 Bonds	Refers collectively to the four series of securitization bonds issued in August 2003. Two of these series were retired at maturity in 2007 and 2010.

2004 Bonds	Refers collectively to the three series of securitization bonds issued in June 2004. One of these series was retired at maturity in 2009.

2010 Form 10-K	Oncor Electric Delivery Transition Bond Company LLC’s Annual Report on Form 10-K for the year ended December 31, 2010

Bondco	Refers to Oncor Electric Delivery Transition Bond Company LLC, a wholly-owned consolidated bankruptcy-remote financing subsidiary of Oncor that has issued securitization (transition) bonds to recover certain regulatory assets and other costs.

EFH Corp.	Refers to Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context. Its major subsidiaries include Oncor and TCEH.

EFIH	Refers to Energy Future Intermediate Holding Company LLC, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of Oncor Holdings.

ERCOT	Electric Reliability Council of Texas, the independent system operator and the regional coordinator of various electricity systems within Texas

Financing Order	The financing order issued by the PUCT on August 5, 2002 to Oncor, its successors and assignees that provide electricity transmission and distribution service

GAAP	generally accepted accounting principles

Indenture	The agreement (dated as of August 21, 2003 as appended) between the company, as issuer, and the Indenture Trustee, which describes the governing terms of, and secures payment of, the Transition Bonds

Indenture Trustee	The Bank of New York Mellon, a New York banking corporation

Luminant	Refers to subsidiaries of TCEH engaged in competitive market activities consisting of electricity generation and wholesale energy sales and purchases as well as commodity risk management and trading activities, all largely in Texas.

Oncor	Refers to Oncor Electric Delivery Company LLC, a direct, majority-owned subsidiary of Oncor Holdings, and/or its wholly-owned consolidated bankruptcy-remote financing subsidiary, Bondco, depending on context, that is engaged in regulated electricity transmission and distribution activities.

Oncor Holdings	Refers to Oncor Electric Delivery Holdings Company LLC, a direct, wholly-owned subsidiary of EFIH and the direct majority owner of Oncor, and/or its subsidiaries, depending on context.

Oncor Ring-Fenced Entities	Refers to Oncor Holdings and its direct and indirect subsidiaries.

PUCT	Public Utility Commission of Texas

REP	retail electric provider

ii

SEC	US Securities and Exchange Commission

Sponsor Group	Refers collectively to certain investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P., TPG Capital, L.P. and GS Capital Partners, an affiliate of Goldman Sachs & Co., that have an ownership interest in Texas Holdings.

TCEH	Refers to Texas Competitive Electric Holdings Company LLC, a direct, wholly-owned subsidiary of Energy Future Competitive Holdings Company and an indirect subsidiary of EFH Corp., and/or its subsidiaries, depending on context.

Texas Holdings	Refers to Texas Energy Future Holdings Limited Partnership, a limited partnership controlled by the Sponsor Group that owns substantially all of the common stock of EFH Corp.

Texas Holdings Group	Refers to Texas Holdings and its direct and indirect subsidiaries other than the Oncor Ring-Fenced Entities.

Texas Transmission	Refers to Texas Transmission Investment LLC, a limited liability company that owns a 19.75% equity interest in Oncor. Texas Transmission is not affiliated with EFH Corp., any of EFH Corp.’s subsidiaries or any member of the Sponsor Group.

Transition Bonds	Refers collectively to the 2003 Bonds and the 2004 Bonds.

TXU Energy	Refers to TXU Energy Retail Company LLC, a direct, wholly-owned subsidiary of TCEH engaged in the retail sale of electricity to residential and business customers. TXU Energy is a REP in competitive areas of ERCOT.

US	United States of America

iii

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(thousands of dollars)
Operating revenues:
Transition charge revenue	$45,714	$42,745	$117,840	$120,510
Investment income	—	—	1	—

Total operating revenues	45,714	42,745	117,841	120,510

Operating expenses:
Interest expense	7,823	9,172	24,431	28,417
Amortization of transition property	29,992	28,640	83,822	79,833
Over recovery of transition charges	7,692	4,725	8,966	11,637
Servicing fees, administrative and general expenses	207	208	622	623

Total operating expenses	45,714	42,745	117,841	120,510

Net income	$—	$—	$—	$—

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
	(thousands of dollars)
Cash flows — operating activities:
Net income	$—	$—
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of transition property	83,822	79,833
Over recovery of transition charges	8,966	11,637
Changes in operating assets	(4,392)	(3,580)
Changes in operating liabilities	2,369	2,081

Cash provided by operating activities	90,765	89,971

Cash flows — financing activities:
Repayments of debt	(75,807)	(72,172)
Distributions paid to parent	—	—

Cash used in financing activities	(75,807)	(72,172)

Cash flows — investing activities:
Change in restricted funds	(14,958)	(17,799)

Cash used in investing activities	(14,958)	(17,799)

Net change in cash and cash equivalents	—	—
Cash and cash equivalents — beginning balance	1	1

Cash and cash equivalents — ending balance	$1	$1

Supplemental cash flow disclosures:
Cash interest payments	$23,069	$26,702

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

CONDENSED BALANCE SHEETS

(Unaudited)

	At September 30, 2011	At December 31, 2010
	(thousands of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$1	$1
Restricted cash (Note 5)	67,613	52,655
Transition charge receivable:
Affiliates	9,158	7,732
All other	15,149	12,183

Total current assets	91,921	72,571
Investments:
Restricted funds held in trust (Note 5)	16,449	16,449
Transition property, net of accumulated amortization of $732,704 and $648,882	557,073	640,895

Total assets	$665,443	$729,915

LIABILITIES AND MEMBER’S INTEREST

Current liabilities:
Long-term debt due currently	$116,954	$113,085
Accounts payable – affiliate	217	265
Accrued interest	8,888	7,526
Other current liabilities	6,419	5,364

Total current liabilities	132,478	126,240
Transition bonds (Note 3)	474,523	554,199
Regulatory liability	42,019	33,053

Total liabilities	649,020	713,492
Member’s interest (Note 4)	16,423	16,423

Total liabilities and member’s interest	$665,443	$729,915

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

2. RELATED – PARTY TRANSACTIONS

Pursuant to administration and servicing agreements between us and Oncor, Oncor furnishes to us, at a fixed fee per year, billing, payment processing, collection, accounting, clerical, secretarial and other administrative services, which are reflected as administrative and general expenses in the income statement. Our expenses for servicing and administration activities performed by Oncor totaled approximately $207,000 for each of the three months ended September 30, 2011 and 2010 and approximately $620,000 for each of the nine months ended September 30, 2011 and 2010.

Transition charges billed to the REP subsidiaries of TCEH, which are included in operating revenues, totaled $16,206,000 and $17,267,000 for the three months ended September 30, 2011 and 2010, respectively, and $41,832,000 and $47,347,000 for the nine months ended September 30, 2011 and 2010, respectively. The balance of the transition charge receivable due from the REP subsidiaries of TCEH totaled $9,158,000 and $7,732,000 at September 30, 2011 and December 31, 2010, respectively.

Oncor, as servicer of the Transition Bonds, collects security deposits from REPs for payment of the REPs’ transition charges and remits these amounts to the Indenture Trustee as they are collected. No amounts were outstanding from Oncor at September 30, 2011 or December 31, 2010. Oncor reviews the security amount for the REPs quarterly and requests increases when required.

Also see discussion in Note 4 regarding cash distributions.

3. FINANCING ARRANGEMENTS

Long-Term Debt

At September 30, 2011 and December 31, 2010, our long-term debt consisted of the following:

	September 30, 2011	December 31, 2010
	(thousands of dollars)
4.950% Fixed Series 2003 Bonds due in semi-annual installments through February 15, 2013	$56,434	$100,757
5.420% Fixed Series 2003 Bonds due in semi-annual installments through August 15, 2015	145,000	145,000
4.810% Fixed Series 2004 Bonds due in semi-annual installments through November 15, 2012	100,266	131,750
5.290% Fixed Series 2004 Bonds due in semi-annual installments through May 15, 2016	289,777	289,777

Total	591,477	667,284
Less amount due currently	(116,954)	(113,085)

Total long-term debt	$474,523	$554,199

The transition property sold to us, as well as restricted cash of $6,449,000 in the capital subaccount at September 30, 2011, are pledged as collateral for the Transition Bonds. Collections of transition charges will be used to pay the principal, interest and associated costs of the Transition Bonds. We are required to maintain restricted cash pledged as collateral for the Transition Bonds in an amount equal to 0.50% of the initial aggregate principal amount of Transition Bonds outstanding. Should the transition charges collected through the specified payment dates listed above not provide adequate funds to make the scheduled payments of principal, the transition charges can continue to be collected for approximately two years before the Transition Bonds go into default for nonpayment of principal.

The fair value of the outstanding Transition Bonds was approximately $648,796,000 and $719,995,000 at September 30, 2011 and December 31, 2010, respectively. The fair values are estimated based upon market value as determined by quoted market prices, representing Level 1 valuations under accounting standards related to the determination of fair value.

Covenants

The terms of the Indenture contain various covenants, including payment covenants, covenants to file certain information with the SEC and covenants to deliver certain information to the Indenture Trustee. At September 30, 2011, we were in compliance with these covenants.

4. MEMBER’S INTEREST

We receive interest income with respect to the Indenture Trustee reserve account and capital subaccounts. Cash distributions to Oncor, the amounts of which represent interest income released by the Indenture Trustee, are recorded as a reduction in member’s interest. No amounts were distributed in the three and nine months ended September 30, 2011 and 2010.

The following table presents the changes in member’s interest (in thousands of dollars) for the nine months ended September 30, 2011:

Total Member’s Interest
Balance at December 31, 2010	$16,423
Distributions paid to parent	—
Net income	—

Balance at September 30, 2011	$16,423

5. RESTRICTED CASH

	Balance Sheet Classification
	At September 30, 2011		At December 31, 2010
	Current Assets	Investment	Current Assets	Investment
	(thousands of dollars)
Collections related to Transition Bonds used only to service debt and pay expenses (includes over-collateralization subaccount of $3,970, —, $3,512 and —)	$67,613	$—	$52,655	$—
Funds for payment of fees associated with Transition Bonds (Indenture Trustee reserve account)	—	10,000	—	10,000
Reserve for shortfalls of Transition Bond charges (capital subaccount)	—	6,449	—	6,449

Total	$67,613	$16,449	$52,655	$16,449

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2011 and 2010 should be read in conjunction with our condensed financial statements and the notes to those statements.

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

RESULTS OF OPERATIONS — Three and Nine Months Ended September 30, 2011 Compared to Three and Nine Months Ended September 30, 2010

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

Transition charge revenues increased 7% for the three months ended September 30, 2011 reflecting higher electricity volumes delivered by Oncor due to the effects of warmer weather in the third quarter of 2011 as compared to the third quarter of 2010, partially offset by lower transition charge tariffs in 2011 compared to 2010. Transition charge revenues decreased 2% for the nine months ended September 30, 2011 as a result of lower transition charge tariffs in 2011 compared to 2010, partially offset by higher electricity volumes delivered by Oncor due to the effects of warmer weather in 2011 as compared to 2010.

Interest expense decreased 15% and 14% for the three and nine months ended September 30, 2011, respectively, and will continue to decrease each period, reflecting lower average debt balances due to scheduled principal payments on the Transition Bonds.

Amortization of transition property increased 5% for each of the three and nine months ended September 30, 2011, and will continue to increase each period, reflecting increased principal payments on the Transition Bonds.

Fluctuations in the over/(under) recovery of transition charges primarily result from variances in revenues from the revenue forecast used to set the transition charges. See discussion under “Over/(Under) Recovery of Transition Charges” in Note 1 to Financial Statements.

Net income totaled zero for each of the three and nine months ended September 30, 2011 and 2010. Net income includes interest earned on the Indenture Trustee reserve account and capital subaccounts, which we expect to periodically distribute to Oncor as released by the Indenture Trustee. See Note 4 to Financial Statements.

FINANCIAL CONDITION — Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Cash Flows — Cash provided by operating activities increased 1% for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. The increase was driven by a decrease of $3,633,000 in cash interest payments as a result of principal payments that have been made on the Transition Bonds and an increase of $640,000 in customer deposits received (reported in other current liabilities on the balance sheet), partially offset by lower transition charge revenues of $2,670,000, reflecting true-up adjustments and an increase in transition charge receivables of $812,000.

Cash used in financing activities increased 5% for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. The increase was driven by scheduled principal payments on the Transition Bonds.

Cash used in investing activities totaled $14,958,000 and $17,799,000 for the nine months ended September 30, 2011 and 2010, respectively. The decrease represents changes in the balances of restricted cash accounts.

As discussed in Note 1 to Financial Statements, Oncor, as servicer, files for increases or decreases (true-ups) in transition charges with the PUCT to ensure sufficient funds will be collected during the following period to meet scheduled payments on the Transition Bonds and to maintain the capital and over-collateralization subaccounts at the required levels. An interim true-up for the 2004 Bonds was filed in December 2009, and was approved by the PUCT and became effective in January 2010. The latest filings of the annual true-ups for the Transition Bonds were in August 2011 and May 2011 for the 2003 Bonds and the 2004 Bonds, respectively. Based on the approved transition charges and current forecast of customer usage, we expect that revenues collected will be sufficient to make the scheduled payments.

At September 30, 2011, restricted cash included the balances in the capital subaccount totaling $2,500,000 and $3,949,000 for the 2003 Bonds and the 2004 Bonds, respectively, which are equal to the required levels under the Indenture. Additionally, at September 30, 2011, the balance in the over-collateralization subaccount for the 2003 Bonds totaled $1,666,000, and for the 2004 Bonds totaled $2,304,000, which are equal to the respective required levels. Required levels are determined at the respective scheduled payment dates. Required level amounts reported above are as of the most recent payment dates. There are no penalties as a result of being above or below the required levels in the capital and over-collateralization subaccounts. Any future shortfalls in the subaccounts for either series of Transition Bonds would be addressed in future true-up filings.

FINANCING ACTIVITIES

Our financing activities are limited to issuance of the Transition Bonds. There is no provision to allow for any other borrowings.

Covenants and Cross Default Provisions — The terms of the Indenture contain various covenants, including payment covenants, covenants to file certain information with the SEC and covenants to deliver certain information to the Indenture Trustee. At September 30, 2011, we were in compliance with these covenants.

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

CHANGES IN ACCOUNTING STANDARDS

There have been no recently issued accounting standards effective after September 30, 2011 that are expected to materially impact us.

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

Required Item	Filed as Exhibit or Furnished on Website
Monthly Servicer Report (Series 2004-1 for July 2011)	Exhibit 99(a)(1)
Monthly Servicer Report (Series 2004-1 for August 2011)	Exhibit 99(a)(2)
Monthly Servicer Report (Series 2004-1 for September 2011)	Exhibit 99(a)(3)
Monthly Servicer Report (Series 2003-1 for July 2011)	Exhibit 99(a)(4)
Monthly Servicer Report (Series 2003-1 for August 2011)	Exhibit 99(a)(5)
Monthly Servicer Report (Series 2003-1 for September 2011)	Exhibit 99(a)(6)

Statement of Collection Account Balances as of September 30, 2011	Exhibit 99(b)

A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order

Exhibit 99(c)

Annual True-up of Transition Charges for the Series 2003-1 Transition Bonds filed August 15, 2011	Exhibit 99(d)

Statement of Outstanding Bond Balances Series 2003-1	Exhibit 99(e)(1)
Statement of Outstanding Bond Balances Series 2004-1	Exhibit 99(e)(2)

Semi-Annual Servicer’s Certificate (Series 2003-1 for August 2011)	Exhibit 99(f)

Item 1A.	RISK FACTORS

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

Item 6.	EXHIBITS

(a) Exhibits:

Exhibits
(99)	Additional Exhibits

99(a)(1)		—	Monthly Servicer Report (Series 2004-1 for July 2011)

99(a)(2)		—	Monthly Servicer Report (Series 2004-1 for August 2011)

99(a)(3)		—	Monthly Servicer Report (Series 2004-1 for September 2011)

99(a)(4)		—	Monthly Servicer Report (Series 2003-1 for July 2011)

99(a)(5)		—	Monthly Servicer Report (Series 2003-1 for August 2011)

99(a)(6)		—	Monthly Servicer Report (Series 2003-1 for September 2011)

99(b)		—	Statement of Collection Account Balances as of September 30, 2011

99(c)		—	A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order

99(d)		—	Annual True-up of Transition Charges for the Series 2003-1 Transition Bonds filed August 15, 2011

99(e)(1)		—	Statement of Outstanding Bond Balances Series 2003-1

99(e)(2)		—	Statement of Outstanding Bond Balances Series 2004-1

99(f)		—	Semi-Annual Servicer’s Certificate (Series 2003-1 for August 2011)

XBRL Data Files

101.INS		—	XBRL Instance Document*

101.SCH		—	XBRL Taxonomy Extension Schema Document*

101.CAL		—	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF		—	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB		—	XBRL Taxonomy Extension Labels Linkbase Document*

101.PRE		—	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

By	/s/ David M. Davis
David M. Davis
Vice President and Chief Financial Officer

Date: October 27, 2011

EXHIBIT INDEX

Exhibits

(99)	Additional Exhibits

99(a)(1)	—	Monthly Servicer Report (Series 2004-1 for July 2011)

99(a)(2)	—	Monthly Servicer Report (Series 2004-1 for August 2011)

99(a)(3)	—	Monthly Servicer Report (Series 2004-1 for September 2011)

99(a)(4)	—	Monthly Servicer Report (Series 2003-1 for July 2011)

99(a)(5)	—	Monthly Servicer Report (Series 2003-1 for August 2011)

99(a)(6)	—	Monthly Servicer Report (Series 2003-1 for September 2011)

99(b)	—	Statement of Collection Account Balances as of September 30, 2011

99(c)	—	A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order

99(d)	—	Annual True-up of Transition Charges for the Series 2003-1 Transition Bonds filed August 15, 2011

99(e)(1)	—	Statement of Outstanding Bond Balances Series 2003-1

99(e)(2)	—	Statement of Outstanding Bond Balances Series 2004-1

99(f)	—	Semi-Annual Servicer’s Certificate (Series 2003-1 for August 2011)

XBRL Data Files

101.INS	—	XBRL Instance Document*

101.SCH	—	XBRL Taxonomy Extension Schema Document*

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document*

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Furnished herewith.