Form 10-K
period 2011-12-31
ONCOR ELECTRIC DELIVERY TRANSITION BOND CO LLC
filed 2012-02-21
CIK 1100179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

— OR —

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-91935

Oncor Electric Delivery Transition Bond Company LLC

(Exact name of registrant as specified in its charter)

Delaware	75-2851358
(State of organization)	(I.R.S. Employer Identification No.)

1616 Woodall Rodgers Fwy., Dallas, Texas 75202	(214) 486-2000
(Address of principal executive offices)(Zip Code)	(Registrant’s telephone number, including area code)

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
(Do not check if a smaller reporting company)

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At February 20, 2012, all outstanding common membership interests in Oncor Electric Delivery Transition Bond Company LLC were held by Oncor Electric Delivery Company LLC.

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

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

1999 Restructuring Legislation	Texas Electric Choice Plan, the legislation that restructured the electric utility industry in Texas to provide for retail competition

2003 Bonds	Refers collectively to the four series of securitization bonds issued in August 2003. Two of these series were retired at maturity in 2007 and 2010.

2004 Bonds	Refers collectively to the three series of securitization bonds issued in June 2004. One of these series was retired at maturity in 2009.

Bondco	Refers to Oncor Electric Delivery Transition Bond Company LLC, a wholly-owned consolidated bankruptcy-remote financing subsidiary of Oncor that has issued securitization (transition) bonds to recover certain regulatory assets and other costs.

EFH Corp.	Refers to Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context. Its major subsidiaries include Oncor and TCEH.

EFIH	Refers to Energy Future Intermediate Holding Company LLC, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of Oncor Holdings.

ERCOT	Electric Reliability Council of Texas, the independent system operator and the regional coordinator of various electricity systems within Texas

Financing Order	The financing order issued by the PUCT on August 5, 2002 to Oncor, its successors and assignees that provide electricity transmission and distribution service

GAAP	generally accepted accounting principles

Indenture	The agreement (dated as of August 21, 2003 as appended) between Bondco, as issuer, and the Indenture Trustee, which describes the governing terms of, and secures payment of, the Transition Bonds

Indenture Trustee	The Bank of New York Mellon, a New York banking corporation

Luminant	Refers to subsidiaries of TCEH engaged in competitive market activities consisting of electricity generation and wholesale energy sales and purchases as well as commodity risk management and trading activities, all largely in Texas.

Moody’s	Moody’s Investors Services, Inc. (a credit rating agency)

Oncor	Refers to Oncor Electric Delivery Company LLC, a direct, majority-owned subsidiary of Oncor Holdings, and/or its wholly-owned consolidated bankruptcy-remote financing subsidiary, Oncor Electric Delivery Transition Bond Company LLC, depending on context, that is engaged in regulated electricity transmission and distribution activities.

ii

Oncor Holdings	Refers to Oncor Electric Delivery Holdings Company LLC, a direct, wholly-owned subsidiary of EFIH and the direct majority owner of Oncor, and/or its subsidiaries, depending on context.

Oncor Ring-Fenced Entities	Refers to Oncor Holdings and its direct and indirect subsidiaries.

PUCT	Public Utility Commission of Texas

REP	retail electric provider

S&P	Standard & Poor’s Ratings Services, a division of the McGraw Hill Companies, Inc. (a credit rating agency)

SEC	US Securities and Exchange Commission

Sponsor Group	Refers collectively to certain investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P., TPG Capital, L.P. and GS Capital Partners, an affiliate of Goldman Sachs & Co., that have an ownership interest in Texas Holdings.

TCEH	Refers to Texas Competitive Electric Holdings Company LLC, a direct, wholly-owned subsidiary of Energy Future Competitive Holdings Company and an indirect subsidiary of EFH Corp., and/or its subsidiaries, depending on context.

Texas Holdings	Refers to Texas Energy Future Holdings Limited Partnership, a limited partnership controlled by the Sponsor Group that owns substantially all of the common stock of EFH Corp.

Texas Holdings Group	Refers to Texas Holdings and its direct and indirect subsidiaries other than the Oncor Ring-Fenced Entities.

Texas Transmission	Refers to Texas Transmission Investment LLC, a limited liability company that owns a 19.75% equity interest in Oncor. Texas Transmission is not affiliated with EFH Corp., any of EFH Corp.’s subsidiaries or any member of the Sponsor Group.

Transition Bonds	Refers collectively to the 2003 Bonds and the 2004 Bonds.

TXU Energy	Refers to TXU Energy Retail Company LLC, a direct, wholly-owned subsidiary of TCEH engaged in the retail sale of electricity to residential and business customers. TXU Energy is a REP in competitive areas of ERCOT.

US	United States of America

iii

PART I

Item 1.	BUSINESS

References in this report to “we,” “our,” “us” and “the company” are to Bondco as apparent in the context. See “Glossary” for other defined terms and abbreviations.

We are a bankruptcy-remote, special-purpose Delaware limited liability company, wholly-owned by Oncor. Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell power in the north-central, eastern and western parts of Texas. Oncor provides the essential service of delivering electricity safely, reliably and economically to end-use consumers through its distribution systems, as well as providing transmission grid connections to merchant generation plants and interconnections to other transmission grids in Texas. Oncor is a direct, majority-owned (approximately 80%) subsidiary of Oncor Holdings, which is a direct, wholly-owned subsidiary of EFIH, a direct, wholly-owned subsidiary of EFH Corp.

We were organized in November 1999 for the limited purposes of issuing Securitization (Transition) Bonds and purchasing and owning transition property (as defined in the 1999 Restructuring Legislation) acquired from Oncor. For legal purposes, Oncor sold the transition property to us. We had no operations until August 2003. In connection with the acquisition of the transition property, we:

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

Various “ring-fencing” measures have been taken to enhance the separateness between the Oncor Ring-Fenced Entities and the Texas Holdings Group and Oncor’s credit quality. These measures serve to mitigate Oncor’s and Oncor Holdings’ credit exposure to the Texas Holdings Group and to reduce the risk that the assets and liabilities of Oncor or Oncor Holdings would be substantively consolidated with the assets and liabilities of the Texas Holdings Group in the event of a bankruptcy of one or more of those entities. Such measures include, among other things: Oncor’s sale of a 19.75% equity interest to Texas Transmission in November 2008; maintenance of separate books and records for the Oncor Ring-Fenced Entities; Oncor’s board of directors being comprised of a majority of independent directors, and prohibitions on the Oncor Ring-Fenced Entities providing credit support to, or receiving credit support from, any member of the Texas Holdings Group. The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of the Texas Holdings Group, including TXU Energy and Luminant, and none of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or contractual obligations of any member of the Texas Holdings Group. Oncor does not bear any liability for debt or contractual obligations of the Texas Holdings Group, and vice versa. Accordingly, Oncor’s operations are conducted, and its cash flows are managed, independently from the Texas Holdings Group.

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

Servicing Fees — As long as Oncor or its affiliate or agent acts as servicer, the annual aggregate servicing fee will be the greater of $400,000 for all series of outstanding Transition Bonds or 0.05% per annum of the initial principal amount of all series of outstanding Transition Bonds. If a successor servicer that is not affiliated with Oncor is appointed, it will be entitled to receive a servicing fee not in excess of 0.60% per year of the initial principal amount of outstanding Transition Bonds. Oncor recovers or expects to recover the servicing fee through the transition charges. In addition, under the servicing agreements, Oncor, as servicer, must seek interim and nonstandard true-up adjustments when certain conditions are met.

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

Required Reports

We have included in this annual report on Form 10-K or furnished on Oncor’s website at www.oncor.com, as indicated, the following information with respect to each series of outstanding Transition Bonds, as required by the terms of the Indenture relating to the Transition Bonds. The information on Oncor’s website or available by hyperlink from the website shall not be deemed a part of, or incorporated by reference into, this report on Form 10-K. Exhibits that are filed as a part of this Form 10-K are listed in Item 15.

Required Item	Filed as Exhibit or Furnished on Website

Monthly Servicer Report (Series 2004-1 for October 2011)	Exhibit 99 (a)(1)
Monthly Servicer Report (Series 2004-1 for November 2011)	Exhibit 99 (a)(2)
Monthly Servicer Report (Series 2004-1 for December 2011)	Exhibit 99 (a)(3)
Monthly Servicer Report (Series 2003-1 for October 2011)	Exhibit 99 (a)(4)
Monthly Servicer Report (Series 2003-1 for November 2011)	Exhibit 99 (a)(5)
Monthly Servicer Report (Series 2003-1 for December 2011)	Exhibit 99 (a)(6)

Statement of Collection Account Balances as of December 31, 2011	Exhibit 99 (b)

A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order.

Exhibit 99 (c)

Annual True-up of Transition Charges for the Series 2004-1 Transition Bonds filed May 13, 2011	Exhibit 99 (d)(1)
Annual True-up of Transition Charges for the Series 2003-1 Transition Bonds filed August 15, 2011	Exhibit 99 (d)(2)

Statement of Outstanding Bond Balances Series 2003-1	Exhibit 99 (e)(1)
Statement of Outstanding Bond Balances Series 2004-1	Exhibit 99 (e)(2)
Semi-Annual Servicer’s Certificate (Series 2004-1 for November 2011)	Exhibit 99 (f)

Item 1A.	RISK FACTORS

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

The PUCT and ERCOT are subject to regular “sunset” reviews by the Texas Sunset Advisory Commission. If either the PUCT or ERCOT is not renewed by the Texas Legislature pursuant to Sunset review, it could have a material effect on our business. Sunset review is the regular assessment of the continuing need for an administrative agency to exist, and is grounded in the premise that an agency will be abolished unless legislation is passed to continue its functions. The Texas Sunset Advisory Commission (Sunset Commission) closely reviews each agency and recommends action on each agency to the Texas Legislature, which action may include modifying or even abolishing the agency. Of the agencies scheduled for Sunset review by the Sunset Commission, the PUCT and ERCOT are the most significant to our business. The PUCT is scheduled for a limited purpose sunset review in 2013, and ERCOT is scheduled for review with the PUCT’s next review in 2023. These agencies are also subject to focused, limited scope or special purpose reviews. These agencies, for the most part, participate in, govern or operate the electricity markets in Texas upon which our business model is based. If the Texas Legislature fails to renew any of these agencies, it could result in a significant restructuring of the Texas electricity market or regulatory regime that could have a material impact on your investment. There can be no assurance that future action of the Sunset Commission will not result in legislation that could have a material adverse effect the transition property of the value of your investment.

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

•	REPs who collect payments arising from the transition charges, but who may fail to remit retail customer charges to the servicer in a timely manner, or

•	the failure of REPs to submit accurate and timely information to the servicer regarding their collections and charge-offs. See “It May Be Difficult to Collect Transition Charges from REPs” below.

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

Under these provisions, as a result of TCEH’s credit rating being below investment grade, Oncor’s affiliated REP, TCEH, is required to post collateral support in an amount equal to estimated transition charges over specified time periods. At December 31, 2011, TCEH had posted collateral support of approximately $12 million with Oncor for our benefit.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We do not own any tangible property, other than books and records. Our primary asset is the transition property described in Item 1. Business.

Item 3.	LEGAL PROCEEDINGS

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED EQUITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable. All of our outstanding common membership interests are held by Oncor.

Item 6.	SELECTED FINANCIAL DATA

Item 6 is not presented herein as we meet the conditions set forth in General Instruction (I) (1) of Form 10-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the fiscal years ended December 31, 2011, 2010 and 2009 should be read in conjunction with our audited consolidated financial statements and the notes to those statements.

The information required hereunder is in its reduced format as allowed for under General Instruction (I) (1) and (2)(a) of Form 10-K. All dollar amounts in the tables in the following discussion and analysis are stated in US dollars unless otherwise indicated.

BUSINESS

We are a bankruptcy-remote, special-purpose Delaware limited liability company, wholly-owned by Oncor. Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell power in the north-central, eastern and western parts of Texas. Oncor is a direct, majority-owned (approximately 80%) subsidiary of Oncor Holdings, which is a direct, wholly-owned subsidiary of EFIH, a direct, wholly-owned subsidiary of EFH Corp. See Note 1 to Financial Statements for discussion of certain “ring-fencing” measures taken by EFH Corp. and Oncor to enhance Oncor’s credit quality.

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

We are structured and operated in a manner such that in the event of bankruptcy proceedings against Oncor, our assets would not be consolidated into the bankruptcy estate of Oncor. Oncor is not the owner of the transition property described in this report, and our assets are not available to pay creditors of Oncor or any of its affiliates.

Sale of Noncontrolling Interests by Oncor

In November 2008, Oncor sold equity interests to an investor group for $1.254 billion in cash. The investor group is led by certain firms from Canada and Singapore and is not affiliated with any member of the Sponsor Group, Texas Holdings or EFH Corp. Oncor also indirectly sold equity interests to certain members of its board of directors and its management team. Accordingly, after giving effect to all equity issuances, at December 31, 2011, Oncor’s ownership was as follows: 80.03% held by Oncor Holdings and indirectly by EFH Corp., 19.75% held by the investor group and 0.22% held indirectly by certain members of Oncor’s management and board of directors.

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

Revenue Recognition — Our revenue includes an estimate for the transition charges billed to REPs by Oncor, as servicer, from the meter reading date to the end of the period (unbilled revenue). The unbilled revenue is based on actual daily revenues for the most recent metered period, adjusted for the impact of weather and other measurable factors that affect consumption, applied to the number of unmetered days through the end of the period. Accrued unbilled revenues totaled $6,865,000 and $7,491,000 at December 31, 2011 and 2010, respectively.

RESULTS OF OPERATIONS — 2011 compared to 2010 and 2010 compared to 2009

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

Transition charge revenues decreased 1% for the year ended December 31, 2011 as result of lower transition charge tariffs in 2011 compared to 2010, reflecting true-up adjustments, partially offset by higher electricity volumes delivered by Oncor due to the effects of warmer summer weather in 2011 as compared to 2010. Transition charge revenues increased 4% for the year ended December 31, 2010 as a result of higher transition charge tariffs in 2010 as compared to 2009, reflecting true-up adjustments (see discussion below) and an increase in electricity volumes delivered by Oncor due to the effects of colder winter weather and warmer summer weather in 2010 as compared to 2009.

Interest expense decreased 14% and 11% for the years ended December 31, 2011 and 2010, respectively, and will continue to decrease each period, reflecting lower average debt balances due to scheduled principal payments on the Transition Bonds.

Amortization of transition property increased 5% for each of the periods ended December 31, 2011 and 2010, and will continue to increase each period, reflecting increased principal payments on the Transition Bonds. See discussion under “Amortization” in Note 1 to Financial Statements.

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

FINANCIAL CONDITION — 2011 compared to 2010 and 2010 compared to 2009

Cash Flows — Cash flows provided by operating activities increased 1% for the year ended December 31, 2011 as compared to the year ended December 31, 2010 driven by:

•

a decrease of $5,247,000 in cash interest payments as a result of principal payments that have been made on the Transition Bonds, partially offset by lower transition charge revenues of $2,243,000, reflecting true-up adjustments and an increase in transition charge receivables of $1,421,000.

Cash flows provided by operating activities increased 19% for the year ended December 31, 2010 as compared to the year ended December 31, 2009 driven by:

•	higher transition charge revenues of $6,238,000, reflecting true-up adjustments and a relative decrease in transition charge receivables of $2,919,000;

•	an increase of $5,081,000 in customer deposits received (reported in other current liabilities on the balance sheet), and

•	a decrease of $4,428,000 in cash interest payments as a result of principal payments that have been made on the Transition Bonds.

Cash used in financing activities increased 5% for each of the years ended December 31, 2011 and 2010. The increases were driven by scheduled principal payments on the Transition Bonds.

Cash flows provided by (used in) investing activities represents changes in the balances of restricted cash accounts. See Note 5 to Financial Statements.

As discussed in Note 1 to the Financial Statements, Oncor, as servicer, files for increases or decreases (true-ups) in transition charges with the PUCT to ensure sufficient funds will be collected during the following period to meet scheduled payments on the Transition Bonds and to maintain the capital and over-collateralization subaccounts at the required levels. The latest filings of the annual true-ups for the Transition Bonds were in August 2011 and May 2011 for the 2003 Bonds and the 2004 Bonds, respectively, and have been approved by the PUCT. Based on the approved transition charges and current forecast of customer usage, we expect that revenues collected will be sufficient to make the scheduled payments. Interim true-ups for the 2003 Bonds and 2004 Bonds were filed in April 2009 and December 2009, respectively, and were approved by the PUCT and became effective in May 2009 and January 2010, respectively.

At December 31, 2011, restricted cash included the balances in the capital subaccount totaling $2,500,000 and $3,949,000 for the 2003 Bonds and the 2004 Bonds, respectively, which are equal to the required levels under the Indenture. Additionally, at December 31, 2011, the balance in the over-collateralization subaccount for the 2003 Bonds totaled $1,667,000, and for the 2004 Bonds totaled $2,468,000, which are equal to the respective required levels. Required levels are determined at the respective scheduled payment dates. Required level amounts reported above are as of the most recent payment dates. There are no penalties as a result of being above or below the required levels in the capital and over-collateralization subaccounts. The interim true-up adjustments discussed above were driven by a decrease in electricity volumes delivered and designed to restore the capital and over-collateralization subaccounts to their required levels. Any future shortfalls in the subaccounts for either series of Transition Bonds would be addressed in future true-up filings.

Member’s Interest — We receive interest income with respect to the Indenture Trustee reserve account and capital subaccounts. Cash distributions to Oncor, the amounts of which represent interest income released by the Indenture Trustee, are recorded as a reduction in member’s interest. We intend to periodically distribute to Oncor interest income in the Indenture Trustee reserve account and the capital subaccounts as released by the Indenture Trustee. No amounts were distributed to Oncor in 2011 and 2010. Interest income totaling $18,000 was distributed to Oncor in 2009.

FINANCING ACTIVITIES

Our financing activities are limited to issuance of the Transition Bonds. There is no provision to allow for any other borrowings.

Covenants and Cross Default Provisions — The terms of the Indenture contain various covenants, including payment covenants, covenants to file certain information with the SEC and covenants to deliver certain information to the Indenture Trustee. At December 31, 2011, we were in compliance with such covenants.

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

FORWARD-LOOKING STATEMENTS

This report and other presentations made by us contain “forward-looking statements.” All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that we expect or anticipate to occur in the future (often, but not always, through the use of words or phrases such as “intends,” “plans,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “should,” “projection,” “target,” “goal,” “objective” and “outlook”), are forward-looking statements. Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under Item 1A, “Risk Factors” and the following important factors, among others, that could cause actual results to differ materially from those projected in such forward-looking statements:

•	state or federal legislative or regulatory developments or judicial actions;

•	economic conditions, including the impact of a recessionary environment;

•	the accuracy of the servicer’s estimates of market demand and prices for electricity;

•	the accuracy of the servicer’s estimates of industrial, commercial and residential growth in Oncor’s service territory, including related estimates of conservation and electricity usage efficiency;

•	weather conditions and other natural phenomena affecting retail customer electricity usage;

•	acts of sabotage, wars, terrorist or cyber security threats or activities or other catastrophic events;

•	the operating performance of Oncor’s facilities and third-party suppliers of electricity in Oncor’s service territory;

•	the accuracy of the servicer’s estimates of the payment patterns of retail electricity customers, including the rate of delinquencies and any collections curves, and

•	the operational and financial ability of REPs to bill and collect transition charges and make timely payments of amounts billed by the servicer to the REPs for transition charges.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of

Oncor Electric Delivery Transition Bond Company LLC:

We have audited the accompanying balance sheets of Oncor Electric Delivery Transition Bond Company LLC (the “Company”) as of December 31, 2011 and 2010, and the related statements of income, cash flows and member’s interest for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Oncor Electric Delivery Transition Bond Company LLC at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Dallas, Texas

February 20, 2012

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

STATEMENTS OF INCOME

	Year Ended December 31,
	2011	2010	2009
	(thousands of dollars)
Operating revenues:
Transition charge revenue	$150,561	$152,803	$146,565
Investment income	1	1	52

Total operating revenues	150,562	152,804	146,617

Operating expenses:
Interest expense	31,908	37,259	41,892
Amortization of transition property	114,315	108,963	104,161
Over/(under) recovery of transition charges	3,509	5,752	(284)
Servicing fees, administrative and general expenses	830	830	830

Total operating expenses	150,562	152,804	146,599

Net income	$—	$—	$18

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(thousands of dollars)
Cash flows – operating activities:
Net income	$—	$—	$18
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of transition property	114,315	108,963	104,161
Over/(under) recovery of transition charges	3,509	5,752	(284)
Changes in operating assets	(94)	1,327	(1,592)
Changes in operating liabilities	(328)	(217)	(5,093)

Cash provided by operating activities	117,402	115,825	97,210

Cash flows – financing activities:
Repayment of debt	(113,085)	(107,825)	(103,244)
Distributions paid to parent	—	—	(18)

Cash used in financing activities	(113,085)	(107,825)	(103,262)

Cash flows – investing activities:
Change in restricted funds	(4,317)	(8,000)	6,052

Cash provided by (used in) investing activities	(4,317)	(8,000)	6,052

Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning balance	1	1	1

Cash and cash equivalents, ending balance	$1	$1	$1

Supplemental cash flow disclosures:
Cash interest payments	$33,145	$38,392	$42,820

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

BALANCE SHEETS

	December 31,
	2011	2010
	(thousands of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$1	$1
Restricted cash (Note 5)	56,972	52,655
Transition charge receivable:
Affiliates	6,636	7,732
All other	13,373	12,183

Total current assets	76,982	72,571
Investments:
Restricted funds held in trust (Note 5)	16,449	16,449
Transition property, net of accumulated amortization of $763,197 and $648,882	526,580	640,895

Total assets	$620,011	$729,915

LIABILITIES AND MEMBER’S INTEREST
Current liabilities:
Long-term debt due currently	$118,609	$113,085
Accounts payable – affiliate	265	265
Accrued interest	6,289	7,526
Other current liabilities	6,273	5,364

Total current liabilities	131,436	126,240
Transition bonds (Note 3)	435,590	554,199
Regulatory liability	36,562	33,053

Total liabilities	603,588	713,492
Member’s interest (Note 4)	16,423	16,423

Total liabilities and member’s interest	$620,011	$729,915

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

STATEMENTS OF MEMBER’S INTEREST

	Year Ended December 31,
	2011	2010	2009
	(thousands of dollars)
Member’s interest:
Balance at beginning of year	$16,423	$16,423	$16,423
Distributions paid to parent	—	—	(18)
Net income	—	—	18

Total member’s interest at end of year	$16,423	$16,423	$16,423

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

NOTES TO FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

Description of Business

References in this report to “we,” “our,” “us” and “the company” are to Bondco as apparent in the context. See “Glossary” for definition of terms and abbreviations.

We are a bankruptcy-remote, special-purpose Delaware limited liability company, wholly-owned by Oncor. Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell power in the north-central, eastern and western parts of Texas. Oncor is a direct, majority-owned (approximately 80%) subsidiary of Oncor Holdings, which is a direct, wholly-owned subsidiary of EFIH, a direct, wholly-owned subsidiary of EFH Corp.

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

Various “ring-fencing” measures have been taken to enhance the separateness between the Oncor Ring-Fenced Entities and the Texas Holdings Group and Oncor’s credit quality. These measures serve to mitigate Oncor’s and Oncor Holdings’ credit exposure to the Texas Holdings Group and to reduce the risk that the assets and liabilities of Oncor or Oncor Holdings would be substantively consolidated with the assets and liabilities of the Texas Holdings Group in the event of a bankruptcy of one or more of those entities. Such measures include, among other things: Oncor’s sale of a 19.75% equity interest to Texas Transmission in November 2008; maintenance of separate books and records for the Oncor Ring-Fenced Entities; Oncor’s board of directors being comprised of a majority of independent directors, and prohibitions on the Oncor Ring-Fenced Entities providing credit support to, or receiving credit support from, any member of the Texas Holdings Group. The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of the Texas Holdings Group, including TXU Energy and Luminant, and none of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or contractual obligations of any member of the Texas Holdings Group. Oncor does not bear any liability for debt or contractual obligations of the Texas Holdings Group, and vice versa. Accordingly, Oncor’s operations are conducted, and its cash flows are managed, independently from the Texas Holdings Group.

Basis of Presentation

Our financial statements have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. All dollar amounts in the financial statements and tables in the notes are stated in US dollars unless otherwise indicated.

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

Regulatory Assets and Liabilities

Our business meets the applicability criteria of accounting standards related to the effect of certain types of regulation. These standards recognize the cost-based rate-making process, which may result in differences in the application of US GAAP between regulated and non-regulated entities. The regulatory liability balances of $36,562,000 and $33,053,000 at December 31, 2011 and 2010, respectively, consist of over-recovery of transition charges as discussed below.

Revenue Recognition

We record revenue for transition charges under the accrual method of accounting. Revenues are recognized when transition charges are billed by Oncor, as servicer, to REPs for their connected customers on the basis of periodic cycle meter readings. Our revenue includes an estimate for the transition charges that will be billed to REPs by Oncor, as servicer, from the meter reading date to the end of the period (unbilled revenue). The unbilled revenue is based on actual daily revenues for the most recent metered period, adjusted for the impact of weather and other measurable factors that affect consumption, applied to the number of unmetered days through the end of the period. Accrued unbilled revenues totaled $6,865,000 and $7,491,000 at December 31, 2011 and 2010, respectively.

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

2. RELATED PARTY TRANSACTIONS

Pursuant to administration and servicing agreements between us and Oncor, Oncor furnishes to us, at a fixed fee per year, billing, payment processing, collection, accounting, clerical, secretarial and other administrative services, which are reflected as administrative and general expenses in the income statement. Our expense for servicing and administration activities performed by Oncor totaled $826,000 in each of the years ended December 31, 2011, 2010 and 2009.

Transition charges billed to the REP subsidiaries of TCEH, which are included in operating revenues, totaled $51,737,000, $58,881,000 and $59,662,000 for the years ended December 31, 2011, 2010 and 2009, respectively. The balance of the transition charge receivable due from the REP subsidiaries of TCEH totaled $6,636,000 and $7,732,000 at December 31, 2011 and 2010, respectively.

Oncor, as servicer of the Transition Bonds, collects security deposits from REPs for payment of the REPs’ transition charges and remits these amounts to the Indenture Trustee as they are collected. No amounts were outstanding from Oncor at December 31, 2011 and 2010. Oncor reviews the security amount for the REPs quarterly and requests increases when required.

Also see discussion in Note 4 regarding cash distributions.

3. FINANCING ARRANGEMENTS

Long-Term Debt

At December 31, 2011 and 2010, our long-term debt consisted of the following:

	December 31,
	2011	2010
	(thousands of dollars)
4.950% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2013	$56,434	$100,757
5.420% Fixed Series 2003 Bonds due in semiannual installments through August 15, 2015	145,000	145,000
4.810% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2012	62,988	131,750
5.290% Fixed Series 2004 Bonds due in semiannual installments through May 15, 2016	289,777	289,777

Total	554,199	667,284

Less amount due currently	(118,609)	(113,085)

Total long-term debt	$435,590	$554,199

The transition property sold to us, as well as restricted cash of $6,449,000 in the capital subaccount at December 31, 2011, are pledged as collateral for the Transition Bonds. Collections of transition charges will be used to pay the principal, interest and associated costs of the Transition Bonds. We are required to maintain restricted cash pledged as collateral for the Transition Bonds in an amount equal to 0.50% of the initial aggregate principal amount of Transition Bonds outstanding. Should the transition charges collected through the specified payment dates listed above not provide adequate funds to make the scheduled payments of principal, the transition charges can continue to be collected for approximately two years before the Transition Bonds go into default for nonpayment of principal.

Maturities (in thousands of dollars) for the years 2012 through 2016 of our long-term debt instruments outstanding at December 31, 2011, are as follows:

Year	Amount
2012	$118,609
2013	124,647
2014	131,387
2015	138,421
2016	41,135

Total	$554,199

The fair value of the outstanding Transition Bonds was approximately $602,398,000 and $719,995,000 at December 31, 2011 and 2010, respectively. The fair values are estimated based upon market value as determined by quoted market prices, representing Level 1 valuations under accounting standards related to the determination of fair value.

Covenants

The terms of the Indenture contain various covenants, including payment covenants, covenants to file certain information with the SEC and covenants to deliver certain information to the Indenture Trustee. As of December 31, 2011, we were in compliance with these covenants.

4. MEMBER’S INTEREST

Subject to certain provisions of the Transition Bond Indentures and favorable interest rates, we receive interest income with respect to the Indenture Trustee reserve account and capital subaccounts. Cash distributions to Oncor, the amounts of which represent interest income released by the Indenture Trustee, totaled zero in each of the years ended December 31, 2011 and 2010, and $18,000 in the year ended December 31, 2009. Distributions are recorded as a reduction in member’s interest.

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

	Balance Sheet Classification
	At December 31, 2011		At December 31, 2010
	Current Assets	Investment	Current Assets	Investment
	(thousands of dollars)
Collections related to Transition Bonds used only to service debt and pay expenses (includes over-collateralization subaccount of $4,135, —, $3,512 and —)	$56,972	$—	$52,655	$—
Funds for payment of fees associated with Transition Bonds (Indenture Trustee reserve account)	—	10,000	—	10,000
Reserve for shortfalls of Transition Bond charges (capital subaccount)	—	6,449	—	6,449

Total	$56,972	$16,449	$52,655	$16,449

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect at December 31, 2011. Based on the evaluation performed, our management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective. There have been no changes in internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Deloitte & Touche LLP has been our independent registered public accounting firm since inception.

We have no Audit Committee of our own, but rely on the Audit Committee of Oncor (the “Audit Committee”).

In February 2008, the Audit Committee adopted a policy relating to the engagement of its independent registered public accounting firm. This policy provides that in addition to the audit of financial statements, related quarterly reviews and other audit services, and providing services necessary to complete SEC filings, Oncor’s independent registered public accounting firm may be engaged to provide non-audit services as described herein. The policy also provides for the standards of conduct to ensure a common understanding regarding pertinent “separateness undertakings” included in Oncor’s Limited Liability Company Agreement.

Prior to engagement, all services to be rendered by the independent registered public accounting firm must be authorized by the Audit Committee in accordance with pre-approval procedures which are defined in the policy. The preapproval procedures require:

1.	the annual review and preapproval by the Audit Committee of all anticipated audit and non-audit services, and

2.	the quarterly preapproval by the Audit Committee of services, if any, not previously approved and the review of the status of previously approved services.

The Audit Committee may also approve certain on-going non-audit services not previously approved in the limited circumstances provided for in the SEC rules. All services performed in 2011 by Deloitte & Touche LLP, the member firms of Deloitte & Touche Tohmatsu and their respective affiliates (“Deloitte & Touche”) were preapproved.

The policy defines those non-audit services which Oncor’s independent registered public accounting firm may also be engaged to provide as follows:

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

The policy prohibits Oncor from engaging its independent registered public accounting firm to provide:

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

In addition, the policy prohibits Oncor’s independent registered public accounting firm from providing tax or financial planning advice to any officer of Oncor.

The policy also contains the following standard of conduct for Oncor’s independent registered public accounting firm related to staffing and conducting its annual audit:

1.	no member performing the audit of the company’s financial statements will be under the direction of the lead member of such firm conducting the financial statement audit work for EFH Corp.;

2.	the audit team will reach its own conclusions as to the sufficiency and adequacy of the audit procedures necessary to conduct the audit;

3.	the audit team accepts the sole responsibility for the opinion on Oncor’s financial statements;

4.	the audit team may use other EFH Corp. auditors as a service provider;

5.	the audit team may consider the Sarbanes-Oxley Act compliance audit team as a service provider;

6.	the audit team may consider the tax compliance audit team as a service provider;

7.	the audit team is not prohibited from sharing the results of its audit procedures or conclusions with the EFH Corp. audit team so that an opinion on the consolidated financial statements can be rendered;

8.	Oncor’s independent registered public accounting firm shall be bound by the professional standards and the Rules for the Accounting Profession of the Texas State Board of Public Accountancy regarding confidentiality of client information;

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

For the years ended December 31, 2011 and 2010, fees billed (in US dollars) to us by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates were as follows:

	2011	2010

Audit Fees. Fees for services necessary to perform the annual audit, review SEC filings, fulfill statutory and other attest service requirements and provide comfort letters and consents	$189,000	$182,000

Audit-Related Fees. Fees for services including internal control reviews, attest services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards	31,000	35,000

Tax Fees.	—	—

All Other Fees.	—	—

Total	$220,000	$217,000

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The financial statements’ schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

Oncor Electric Delivery Transition Bond Company LLC Exhibits to 2011 Form 10-K

Exhibits	Previously Filed* With File Number	As Exhibit

3(i)	Articles of Incorporation.

3(a)	333-91935 (Form 8-K filed August 28, 2003)	4(b)	—	Amended and Restated Certificate of Formation dated as of August 11, 2003.

3(ii)	By-laws

3(b)	333-91935 (Form 8-K filed August 28, 2003)	4(a)	—	Amended and Restated Limited Liability Company Agreement dated as of August 21, 2003.

4	Instruments defining the rights of security holders.

4(a)	333-91935 (Form 8-K filed August 28, 2003)	4(c)	—	Indenture dated as of August 21, 2003.

4(b)	333-91935 (Form 8-K filed August 28, 2003)	4(d)	—	Series 2003-1 Supplement dated as of August 21, 2003.

4(c)	333-91935 (Form 8-K filed June 14, 2004)	4	—	Series 2004-1 Supplement dated as of June 7, 2004.

10	Material Contracts.

10(a)	333-91935 (Form 8-K filed August 28, 2003)	10(a)	—	Series 2003-1 Transition Property Purchase and Sale Agreement dated as of August 21, 2003.

10(b)	333-91935 (Form 8-K filed August 28, 2003)	10(b)	—	Series 2003-1 Transition Property Servicing Agreement dated as of August 21, 2003.

10(c)	333-91935 (Form 8-K filed June 14, 2004)	10(a)	—	Series 2004-1 Transition Property Purchase and Sale Agreement dated as of June 7, 2004.

10(d)	333-91935 (Form 8-K filed June 14, 2004)	10(b)	—	Series 2004-1 Transition Property Servicing Agreement dated as of June 7, 2004.

10(e)	333-91935 (Form 8-K filed August 28, 2003)	10(c)	—	Administration Agreement dated as of August 21, 2003.

10(f)	333-91935 (Form 8-K filed August 28, 2003)	10(d)	—	Intercreditor Agreement dated as of August 21, 2003.

Exhibits	Previously Filed* With File Number	As Exhibit

(23)	Consent of Experts

23			—	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm for Oncor Electric Delivery Transition Bond Company LLC.

(31)	Rule 13a — 14(a)/15d — 14(d) Certifications

31			—	Certification of David M. Davis, principal financial officer of Oncor Electric Delivery Transition Bond Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits

99(a)(1)			—	Monthly Servicer Report (Series 2004-1 for October 2011)

99(a)(2)			—	Monthly Servicer Report (Series 2004-1 for November 2011)

99(a)(3)			—	Monthly Servicer Report (Series 2004-1 for December 2011)

99(a)(4)			—	Monthly Servicer Report (Series 2003-1 for October 2011)

99(a)(5)			—	Monthly Servicer Report (Series 2003-1 for November 2011)

99(a)(6)			—	Monthly Servicer Report (Series 2003-1 for December 2011)

99(b)			—	Statement of Collection Account Balances as of December 31, 2011

99(c)			—	A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order.

99(d)(1)	333-91935 (Form 10-Q filed July 29, 2011)	99(d)	—	Annual True-up of Transition Charges for the Series 2004-1 Transition Bonds filed May 13, 2011

99(d)(2)	333-91935 (Form 10-Q filed October 28, 2011)	99(d)	—	Annual True-up of Transition Charges for the Series 2003-1 Transition Bonds filed August 15, 2011

99(e)(1)			—	Statement of Outstanding Bond Balances Series 2003-1

99(e)(2)			—	Statement of Outstanding Bond Balances Series 2004-1

99(f)			—	Semi-Annual Servicer’s Certificate (Series 2004-1 for November 2011)

99(g)			—	Independent Accountant’s Report—Attestation with Management’s Assertion Attached (Servicer)

XBRL Data Files

101.INS	—	XBRL Instance Document**

101.SCH	—	XBRL Taxonomy Extension Schema Document**

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document**

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Incorporated herein by reference.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Oncor Electric Delivery Transition Bond Company LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOR ELECTRIC DELIVERY
TRANSITION BOND COMPANY LLC
Date: February 20, 2012

	By	/S/ ROBERT S. SHAPARD
(Robert S. Shapard, as Chairman and Chief Executive of Oncor Electric Delivery Company LLC, the Servicer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Oncor Electric Delivery Transition Bond Company LLC and in the capacities and on the date indicated.

Signature	Title	Date

/S/ ROBERT S. SHAPARD	Principal Executive	February 20, 2012
(Robert S. Shapard, Manager, Chairman of the Board and Chief Executive)	Officer and Manager

/S/ DAVID M. DAVIS	Principal Financial Officer	February 20, 2012
(David M. Davis, Manager, Vice President and Chief Financial Officer)	and Manager

/S/ RICHARD C. HAYS	Principal Accounting Officer	February 20, 2012
(Richard C. Hays, Controller)

/S/ DON J. CLEVENGER	Manager	February 20, 2012
(Don J. Clevenger, Manager, Vice President, Secretary and Chief Legal Officer)

Manager
(Richard F. Klumpp, Manager)

Manager
(Amy Stengel, Manager)

EXHIBIT INDEX

Exhibits	Previously Filed* With File Number	As Exhibit

3(i)	Articles of Incorporation

3(a)	333-91935 (Form 8-K filed August 28, 2003)	4(b)	—	Amended and Restated Certificate of Formation dated as of August 11, 2003.

3(ii)	By-laws

3(b)	333-91935 (Form 8-K filed August 28, 2003)	4(a)	—	Amended and Restated Limited Liability Company Agreement dated as of August 21, 2003.

4	Instruments defining the rights of security holders

4(a)	333-91935 (Form 8-K filed August 28, 2003)	4(c)	—	Indenture dated as of August 21, 2003.

4(b)	333-91935 (Form 8-K filed August 28, 2003)	4(d)	—	Series 2003-1 Supplement dated as of August 21, 2003.

4(c)	333-91935 (Form 8-K filed June 14, 2004)	4	—	Series 2004-1 Supplement dated as of June 7, 2004.

10	Material Contracts

10(a)	333-91935 (Form 8-K filed August 28, 2003)	10(a)	—	Series 2003-1 Transition Property Purchase and Sale Agreement dated as of August 21, 2003.

10(b)	333-91935 (Form 8-K filed August 28, 2003)	10(b)	—	Series 2003-1 Transition Property Servicing Agreement dated as of August 21, 2003.

10(c)	333-91935 (Form 8-K filed June 14, 2004)	10(a)	—	Series 2004-1 Transition Property Purchase and Sale Agreement dated as of June 7, 2004.

10(d)	333-91935 (Form 8-K filed June 14, 2004)	10(b)	—	Series 2004-1 Transition Property Servicing Agreement dated as of June 7, 2004.

10(e)	333-91935 (Form 8-K filed August 28, 2003)	10(c)	—	Administration Agreement dated as of August 21, 2003.

10(f)	333-91935 (Form 8-K filed August 28, 2003)	10(d)	—	Intercreditor Agreement dated as of August 21, 2003.

Exhibits	Previously Filed* With File Number	As Exhibit

(23)	Consent of Experts

23			—	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm for Oncor Electric Delivery Transition Bond Company LLC.

(31)	Rule 13a – 14(a)/15d – 14(d) Certifications

31			—	Certification of David M. Davis, principal financial officer of Oncor Electric Delivery Transition Bond Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits

99(a)(1)			—	Monthly Servicer Report (Series 2004-1 for October 2011)

99(a)(2)			—	Monthly Servicer Report (Series 2004-1 for November 2011)

99(a)(3)			—	Monthly Servicer Report (Series 2004-1 for December 2011)

99(a)(4)			—	Monthly Servicer Report (Series 2003-1 for October 2011)

99(a)(5)			—	Monthly Servicer Report (Series 2003-1 for November 2011)

99(a)(6)			—	Monthly Servicer Report (Series 2003-1 for December 2011)

99(b)			—	Statement of Collection Account Balances as of December 31, 2011

99(c)			—	A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order.

99(d)(1)	333-91935 (Form 10-Q filed July 29, 2011)	99(d)	—	Annual True-up of Transition Charges for the Series 2004-1 Transition Bonds filed May 13, 2011

99(d)(2)	333-91935 (Form 10-Q filed October 28, 2011)	99(d)	—	Annual True-up of Transition Charges for the Series 2003-1 Transition Bonds filed August 15, 2011

99(e)(1)			—	Statement of Outstanding Bond Balances Series 2003-1

99(e)(2)			—	Statement of Outstanding Bond Balances Series 2004-1

99(f)			—	Semi-Annual Servicer’s Certificate (Series 2004-1 for November 2011)

99(g)			—	Independent Accountant’s Report – Attestation with Management’s Assertion Attached (Servicer)

XBRL Data Files

101.INS	—	XBRL Instance Document**

101.SCH	—	XBRL Taxonomy Extension Schema Document**

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document**

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Incorporated herein by reference.
**	Furnished herewith.