Form 10-Q
period 2012-03-31
ONCOR ELECTRIC DELIVERY TRANSITION BOND CO LLC
filed 2012-05-01
CIK 1100179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

As of April 30, 2012, all outstanding membership interests in Oncor Electric Delivery Transition Bond Company LLC were held by Oncor Electric Delivery Company LLC.

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

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2003 Bonds	Refers collectively to the four series of securitization bonds issued in August 2003. Two of these series were retired at maturity in 2007 and 2010.

2004 Bonds	Refers collectively to the three series of securitization bonds issued in June 2004. One of these series was retired at maturity in 2009.

2011 Form 10-K	Oncor Electric Delivery Transition Bond Company LLC’s Annual Report on Form 10-K for the year ended December 31, 2011

Bondco	Refers to Oncor Electric Delivery Transition Bond Company LLC, a wholly-owned consolidated bankruptcy-remote financing subsidiary of Oncor that has issued securitization (transition) bonds to recover certain regulatory assets and other costs.

EFH Corp.	Refers to Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context. Its major subsidiaries include Oncor and TCEH.

EFIH	Refers to Energy Future Intermediate Holding Company LLC, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of Oncor Holdings.

ERCOT	Electric Reliability Council of Texas, the independent system operator and the regional coordinator of various electricity systems within Texas

Financing Order	The financing order issued by the PUCT on August 5, 2002 to Oncor, its successors and assignees that provide electricity transmission and distribution service

GAAP	generally accepted accounting principles

Indenture	The agreement (dated as of August 21, 2003 as appended) between the company, as issuer, and the Indenture Trustee, which describes the governing terms of, and secures payment of, the Transition Bonds

Indenture Trustee	The Bank of New York Mellon, a New York banking corporation

Luminant	Refers to subsidiaries of TCEH engaged in competitive market activities consisting of electricity generation and wholesale energy sales and purchases as well as commodity risk management and trading activities, all largely in Texas.

Oncor	Refers to Oncor Electric Delivery Company LLC, a direct, majority-owned subsidiary of Oncor Holdings, and/or its wholly-owned consolidated bankruptcy-remote financing subsidiary, Bondco, depending on context, that is engaged in regulated electricity transmission and distribution activities.

Oncor Holdings	Refers to Oncor Electric Delivery Holdings Company LLC, a direct, wholly-owned subsidiary of EFIH and the direct majority owner of Oncor, and/or its subsidiaries, depending on context.

Oncor Ring-Fenced Entities	Refers to Oncor Holdings and its direct and indirect subsidiaries.

PUCT	Public Utility Commission of Texas

ii

REP	retail electric provider

SEC	US Securities and Exchange Commission

Sponsor Group	Refers collectively to certain investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P., TPG Capital, L.P. and GS Capital Partners, an affiliate of Goldman Sachs & Co. that have an ownership interest in Texas Holdings.

TCEH	Refers to Texas Competitive Electric Holdings Company LLC, a direct, wholly-owned subsidiary of Energy Future Competitive Holdings Company and an indirect subsidiary of EFH Corp., and/or its subsidiaries, depending on context.

Texas Holdings	Refers to Texas Energy Future Holdings Limited Partnership, a limited partnership controlled by the Sponsor Group that owns substantially all of the common stock of EFH Corp.

Texas Holdings Group	Refers to Texas Holdings and its direct and indirect subsidiaries other than the Oncor Ring-Fenced Entities.

Texas Transmission	Refers to Texas Transmission Investment LLC, a limited liability company that owns a 19.75% equity interest in Oncor. Texas Transmission is not affiliated with EFH Corp., any of EFH Corp.’s subsidiaries or any member of the Sponsor Group.

Transition Bonds	Refers collectively to the 2003 Bonds and the 2004 Bonds.

TXU Energy	Refers to TXU Energy Retail Company LLC, a direct, wholly-owned subsidiary of TCEH engaged in the retail sale of electricity to residential and business customers. TXU Energy is a REP in competitive areas of ERCOT.

US	United States of America

iii

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(thousands of dollars)
Operating revenues:
Transition charge revenue	$32,418	$34,517
Investment income	—	—

Total operating revenues	32,418	34,517

Operating expenses:
Interest expense	7,093	8,475
Amortization of transition property	28,203	26,823
Over/(under) recovery of transition charges	(3,085)	(988)
Servicing fees, administrative and general expenses	207	207

Total operating expenses	32,418	34,517

Net income	$—	$—

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(thousands of dollars)
Cash flows – operating activities:
Net income	$—	$—
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of transition property	28,203	26,823
Over/(under) recovery of transition charges	(3,085)	(988)
Changes in operating assets	985	210
Changes in operating liabilities	1,667	2,323

Cash provided by operating activities	27,770	28,368

Cash flows – financing activities:
Repayments of debt	(25,780)	(24,690)

Cash used in financing activities	(25,780)	(24,690)

Cash flows – investing activities:
Change in restricted funds	(1,989)	(3,678)

Cash used in investing activities	(1,989)	(3,678)

Net change in cash and cash equivalents	1	—
Cash and cash equivalents – beginning balance	1	1

Cash and cash equivalents – ending balance	$2	$1

Supplemental cash flow disclosures:
Cash interest payments	$5,326	$6,423

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2012	December 31, 2011
	(thousands of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$2	$1
Restricted cash (Note 5)	58,961	56,972
Transition charge receivable:
Affiliates	6,069	6,636
All other	12,955	13,373

Total current assets	77,987	76,982
Investments:
Restricted funds held in trust (Note 5)	16,449	16,449
Transition property, net of accumulated amortization of $791,400 and $763,197	498,377	526,580

Total assets	$592,813	$620,011

LIABILITIES AND MEMBER’S INTEREST

Current liabilities:
Long-term debt due currently	$119,748	$118,609
Accounts payable – affiliate	217	265
Accrued interest	8,056	6,289
Other current liabilities	6,221	6,273

Total current liabilities	134,242	131,436
Transition bonds (Note 3)	408,671	435,590
Regulatory liability	33,477	36,562

Total liabilities	576,390	603,588
Member’s interest (Note 4)	16,423	16,423

Total liabilities and member’s interest	$592,813	$620,011

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

Various “ring-fencing” measures have been taken to enhance the separateness between the Oncor Ring-Fenced Entities and the Texas Holdings Group and Oncor’s credit quality. These measures serve to mitigate Oncor’s and Oncor Holdings’ credit exposure to the Texas Holdings Group and to reduce the risk that the assets and liabilities of Oncor or Oncor Holdings would be substantively consolidated with the assets and liabilities of the Texas Holdings Group in the event of a bankruptcy of one or more of those entities. Such measures include, among other things: Oncor’s sale of a 19.75% equity interest to Texas Transmission in November 2008; maintenance of separate books and records for the Oncor Ring-Fenced Entities; Oncor’s board of directors being comprised of a majority of independent directors; and prohibitions on the Oncor Ring-Fenced Entities providing credit support to, or receiving credit support from, any member of the Texas Holdings Group. The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of the Texas Holdings Group, including TXU Energy and Luminant, and none of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or contractual obligations of any member of the Texas Holdings Group. Oncor does not bear any liability for debt or contractual obligations of the Texas Holdings Group, and vice versa. Accordingly, Oncor’s operations are conducted, and its cash flows are managed, independently from the Texas Holdings Group.

Basis of Presentation

Our condensed financial statements have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in the 2011 Form 10-K. All adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. Certain information and footnote disclosures normally included in our annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the condensed interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in the 2011 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year. All dollar amounts in the financial statements and tables in the notes are stated in US dollars unless otherwise indicated.

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

2. RELATED–PARTY TRANSACTIONS

Pursuant to administration and servicing agreements between us and Oncor, Oncor furnishes to us, at a fixed fee per year, billing, payment processing, collection, accounting, clerical, secretarial and other administrative services, which are reflected as administrative and general expenses in the income statement. Our expenses for servicing and administration activities performed by Oncor totaled $206,000 for each of the three months ended March 31, 2012 and 2011.

Transition charges billed to the REP subsidiaries of TCEH, which are included in operating revenues, totaled $9,522,000 and $12,538,000 for the three months ended March 31, 2012 and 2011, respectively. The balance of the transition charge receivable due from the REP subsidiaries of TCEH totaled $6,069,000 and $6,636,000 at March 31, 2012 and December 31, 2011, respectively.

Oncor, as servicer of the Transition Bonds, collects security deposits from REPs for payment of the REPs’ transition charges and remits these amounts to the Indenture Trustee as they are collected. No amounts were outstanding from Oncor at March 31, 2012 or December 31, 2011. Oncor reviews the security amount for the REPs quarterly and requests increases when required.

Also see discussion in Note 4 regarding cash distributions.

3. FINANCING ARRANGEMENTS

Long-Term Debt

At March 31, 2012 and December 31, 2011, our long-term debt consisted of the following:

	March 31, 2012	December 31, 2011
	(thousands of dollars)
4.950% Fixed Series 2003 Bonds due in semi-annual installments through February 15, 2013	$30,654	$56,434
5.420% Fixed Series 2003 Bonds due in semi-annual installments through August 15, 2015 (a)	145,000	145,000
4.810% Fixed Series 2004 Bonds due in semi-annual installments through November 15, 2012	62,988	62,988
5.290% Fixed Series 2004 Bonds due in semi-annual installments through May 15, 2016 (a)	289,777	289,777

Total	528,419	554,199

Less amount due currently	(119,748)	(118,609)

Total long-term debt	$408,671	$435,590

(a)	Principal installments will commence in August 2012 and May 2012, respectively.

The transition property sold to us, as well as restricted cash of $6,449,000 in the capital subaccount at March 31, 2012, are pledged as collateral for the Transition Bonds. Collections of transition charges will be used to pay the principal, interest and associated costs of the Transition Bonds. We are required to maintain restricted cash pledged as collateral for the Transition Bonds in an amount equal to 0.50% of the initial aggregate principal amount of Transition Bonds outstanding. Should the transition charges collected through the specified payment dates listed above not provide adequate funds to make the scheduled payments of principal, the transition charges can continue to be collected for approximately two years before the Transition Bonds go into default for nonpayment of principal.

The fair value of the outstanding Transition Bonds was approximately $578,333,000 and $602,398,000 at March 31, 2012 and December 31, 2011, respectively. The fair values are estimated based upon market value as determined by quoted market prices, representing Level 1 valuations under accounting standards related to the determination of fair value.

Covenants

The terms of the Indenture contain various covenants, including payment covenants, covenants to file certain information with the SEC and covenants to deliver certain information to the Indenture Trustee. At March 31, 2012, we were in compliance with such covenants.

4. MEMBER’S INTEREST

Subject to certain provisions of the Transition Bond Indentures and favorable interest rates, we receive interest income with respect to the Indenture Trustee reserve account and capital subaccounts. Cash distributions to Oncor, the amounts of which represent interest income released by the Indenture Trustee, totaled zero in each of the three months ended March 31, 2012 and 2011. Distributions are recorded as a reduction in member’s interest.

The following table presents the changes in member’s interest (in thousands of dollars) for the three months ended March 31, 2012:

Total Member’s Interest
Balance at December 31, 2011	$16,423
Distributions paid to parent	—
Net income	—

Balance at March 31, 2012	$16,423

5. RESTRICTED CASH

	Balance Sheet Classification
	March 31, 2012		December 31, 2011
	Current Assets	Investment	Current Assets	Investment
	(thousands of dollars)
Collections related to Transition Bonds used only to service debt and pay expenses (includes over-collateralization subaccount of $4,239, —, $4,135 and —)	$58,961	$—	$56,972	$—
Funds for payment of fees associated with Transition Bonds (Indenture Trustee reserve account)	—	10,000	—	10,000
Reserve for shortfalls of Transition Bond charges (capital subaccount)	—	6,449	—	6,449

Total	$58,961	$16,449	$56,972	$16,449

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2012 and 2011 should be read in conjunction with our condensed financial statements and the notes to those statements.

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

RESULTS OF OPERATIONS – Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

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

Transition charge revenue decreased 6% for the three months ended March 31, 2012 reflecting lower electricity volumes delivered by Oncor due to the effects of milder winter weather in 2012 compared to 2011, partially offset by an increase in transition charge tariffs.

Interest expense decreased 16% for the three months ended March 31, 2012, and will continue to decrease each period, reflecting lower average debt balances due to scheduled principal payments on the Transition Bonds.

Amortization of transition property increased 5% for the three months ended March 31, 2012, and will continue to increase each period, reflecting increased principal payments on the Transition Bonds.

Fluctuations in the over/(under) recovery of transition charges primarily result from variances in revenues from the revenue forecast used to set the transition charges. See discussion under “Over/(Under) Recovery of Transition Charges” in Note 1 to Financial Statements.

Net income totaled zero for each of the three months ended March 31, 2012 and 2011. Net income includes interest earned on the Indenture Trustee reserve account and capital subaccounts, which we expect to periodically distribute to Oncor as released by the Indenture Trustee. See Note 4 to Financial Statements.

FINANCIAL CONDITION – Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Cash Flows — Cash flows provided by operating activities decreased $598,000, or 2%, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The decrease was driven by lower transition charge revenues of $2,099,000 reflecting milder winter weather in 2012 compared to 2011 and a decrease of $371,000 in customer deposits received (reported in other current liabilities on the balance sheet), partially offset by a decrease of $1,097,000 in cash interest payments as a result of principal payments that have been made on the Transition Bonds and a decrease in transition charge receivables of $775,000.

Cash used in financing activities increased 4% for the three months ended March 31, 2012 as compared to the three months March 31, 2011. The increase was driven by scheduled principal payments on the Transition Bonds.

Cash flows used in investing activities totaled $1,989,000 and $3,678,000 for the three months ended March 31, 2012 and 2011, respectively. The decrease represents changes in the balances of restricted cash accounts.

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

At March 31, 2012, restricted cash included the balances in the capital subaccount totaling $2,500,000 and $3,949,000 for the 2003 Bonds and the 2004 Bonds, respectively, which are equal to the required levels under the Indenture. Additionally, at March 31, 2012, the balance in the over-collateralization subaccount for the 2003 Bonds totaled $1,771,000, and for the 2004 Bonds totaled $2,468,000, which are equal to the respective required levels. Required levels are determined at the respective scheduled payment dates. Required level amounts reported above are as of the most recent payment dates. There are no penalties as a result of being above or below the required levels in the capital and over-collateralization subaccounts. Any future shortfalls in the subaccounts for either series of Transition Bonds would be addressed in future true-up filings.

FINANCING ACTIVITIES

Our financing activities are limited to issuance of the Transition Bonds. There is no provision to allow for any other borrowings.

Covenants and Cross Default Provisions — The terms of the Indenture contain various covenants, including payment covenants, covenants to file certain information with the SEC and covenants to deliver certain information to the Indenture Trustee. At March 31, 2012, we were in compliance with such covenants.

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

CHANGES IN ACCOUNTING STANDARDS

There have been no recently issued accounting standards effective after March 31, 2012 that are expected to materially impact us.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by us contain “forward-looking statements.” All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that we expect or anticipate to occur in the future (often, but not always, through the use of words or phrases such as “intends,” “plans,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “should,” “projection,” “target,” “goal,” “objective” and “outlook”), are forward-looking statements. Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under Item 1A. “Risk Factors” and the discussion under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2011 Form 10-K and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and the following important factors, among others, that could cause our actual results to differ materially from those projected in such forward-looking statements:

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

Required Item	Filed as Exhibit or Furnished on Website
Monthly Servicer Report (Series 2004-1 for January 2012)	Exhibit 99(a)(1)
Monthly Servicer Report (Series 2004-1 for February 2012)	Exhibit 99(a)(2)
Monthly Servicer Report (Series 2004-1 for March 2012)	Exhibit 99(a)(3)
Monthly Servicer Report (Series 2003-1 for January 2012)	Exhibit 99(a)(4)
Monthly Servicer Report (Series 2003-1 for February 2012)	Exhibit 99(a)(5)
Monthly Servicer Report (Series 2003-1 for March 2012)	Exhibit 99(a)(6)

Statement of Collection Account Balances as of March 31, 2012	Exhibit 99(b)

A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order

Exhibit 99(c)

Statement of Outstanding Bond Balances Series 2003-1	Exhibit 99(d)(1)
Statement of Outstanding Bond Balances Series 2004-1	Exhibit 99(d)(2)

Semi-Annual Servicer’s Certificate (Series 2003-1 for February 2012)	Exhibit 99(e)

Item 1A. RISK FACTORS

We believe that there have been no material changes to the risks disclosed in the 2011 Form 10-K, including under the heading “Risk Factors “ in Item 1A of the 2011 Form 10-K, except for information disclosed elsewhere in this Form 10-Q that provides factual updates to risks contained in the 2011 Form 10-K. The risks disclosed in the 2011 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 6. EXHIBITS

(a) Exhibits:

Exhibits
(99)	Additional Exhibits.

99(a)(1)		—	Monthly Servicer Report (Series 2004-1 for January 2012)

99(a)(2)		—	Monthly Servicer Report (Series 2004-1 for February 2012)

99(a)(3)		—	Monthly Servicer Report (Series 2004-1 for March 2012)

99(a)(4)		—	Monthly Servicer Report (Series 2003-1 for January 2012)

99(a)(5)		—	Monthly Servicer Report (Series 2003-1 for February 2012)

99(a)(6)		—	Monthly Servicer Report (Series 2003-1 for March 2012)

99(b)		—	Statement of Collection Account Balances as of March 31, 2012

99(c)		—	A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order.

99(d)(1)		—	Statement of Outstanding Bond Balances Series 2003-1

99(d)(2)		—	Statement of Outstanding Bond Balances Series 2004-1

99(e)		—	Semi-Annual Servicer’s Certificate (Series 2003-1 for February 2012)
XBRL Data Files.

101.INS		—	XBRL Instance Document

101.SCH		—	XBRL Taxonomy Extension Schema Document

101.CAL		—	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB		—	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE		—	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

By	/s/ David M. Davis
David M. Davis
Vice President and Chief Financial Officer

Date: April 30, 2012

EXHIBIT INDEX

Exhibits
(99)	Additional Exhibits.

99(a)(1)		—	Monthly Servicer Report (Series 2004-1 for January 2012)

99(a)(2)		—	Monthly Servicer Report (Series 2004-1 for February 2012)

99(a)(3)		—	Monthly Servicer Report (Series 2004-1 for March 2012)

99(a)(4)		—	Monthly Servicer Report (Series 2003-1 for January 2012)

99(a)(5)		—	Monthly Servicer Report (Series 2003-1 for February 2012)

99(a)(6)		—	Monthly Servicer Report (Series 2003-1 for March 2012)

99(b)		—	Statement of Collection Account Balances as of March 31, 2012

99(c)		—	A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order.

99(d)(1)		—	Statement of Outstanding Bond Balances Series 2003-1

99(d)(2)		—	Statement of Outstanding Bond Balances Series 2004-1

99(e)		—	Semi-Annual Servicer’s Certificate (Series 2003-1 for February 2012)

XBRL Data Files.

101.INS		—	XBRL Instance Document

101.SCH		—	XBRL Taxonomy Extension Schema Document

101.CAL		—	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB		—	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE		—	XBRL Taxonomy Extension Presentation Linkbase Document