Form 10-Q
period 2012-06-30
ONCOR ELECTRIC DELIVERY TRANSITION BOND CO LLC
filed 2012-07-31
CIK 1100179

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☑ (Do not check if a smaller reporting company)

Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of July 30, 2012, all outstanding membership interests in Oncor Electric Delivery Transition Bond Company LLC were held by Oncor Electric Delivery Company LLC.

Oncor Electric Delivery Transition Bond Company LLC meets the conditions set forth in General Instructions (H) (1) (a) and (b) of Form 10-Q and is therefore filing this report with the reduced disclosure format.

Oncor Electric Delivery Transition Bond Company LLC’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are made available to the public, free of charge, on the Oncor Electric Delivery Company LLC website at http://www.oncor.com as soon as reasonably practicable after they have been filed with or furnished to the Securities and Exchange Commission. The information on Oncor Electric Delivery Company LLC’s website or available by hyperlink from the website shall not be deemed a part of, or incorporated by reference into, this quarterly report on Form 10-Q.

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2003 Bonds	Refers collectively to the four series of securitization bonds issued in August 2003. Two of these series were retired at maturity in 2007 and 2010.

2004 Bonds	Refers collectively to the three series of securitization bonds issued in June 2004. One of these series was retired at maturity in 2009.

2011 Form 10-K	Oncor Electric Delivery Transition Bond Company LLC’s Annual Report on Form 10-K for the year ended December 31, 2011

Bondco	Refers to Oncor Electric Delivery Transition Bond Company LLC, a wholly-owned consolidated bankruptcy-remote financing subsidiary of Oncor that has issued securitization (transition) bonds to recover certain regulatory assets and other costs.

EFH Corp.	Refers to Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context. Its major subsidiaries include Oncor and TCEH.

EFIH	Refers to Energy Future Intermediate Holding Company LLC, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of Oncor Holdings.

ERCOT	Electric Reliability Council of Texas, the independent system operator and the regional coordinator of various electricity systems within Texas

Financing Order	The financing order issued by the PUCT on August 5, 2002 to Oncor, its successors and assignees that provide electricity transmission and distribution service

GAAP	generally accepted accounting principles

Indenture	The agreement (dated as of August 21, 2003 as appended) between Bondco, as issuer, and the Indenture Trustee, which describes the governing terms of, and secures payment of, the Transition Bonds

Indenture Trustee	The Bank of New York Mellon, a New York banking corporation

Luminant	Refers to subsidiaries of TCEH engaged in competitive market activities consisting of electricity generation and wholesale energy sales and purchases as well as commodity risk management and trading activities, all largely in Texas.

Oncor	Refers to Oncor Electric Delivery Company LLC, a direct, majority-owned subsidiary of Oncor Holdings, and/or its wholly-owned consolidated bankruptcy-remote financing subsidiary, Bondco, depending on context, that is engaged in regulated electricity transmission and distribution activities.

Oncor Holdings	Refers to Oncor Electric Delivery Holdings Company LLC, a direct, wholly-owned subsidiary of EFIH and the direct majority owner of Oncor, and/or its subsidiaries, depending on context.

Oncor Ring-Fenced Entities	Refers to Oncor Holdings and its direct and indirect subsidiaries.

PUCT	Public Utility Commission of Texas

ii

REP	retail electric provider

SEC	US Securities and Exchange Commission

Sponsor Group	Refers collectively to certain investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P., TPG Management, L.P. and GS Capital Partners, an affiliate of Goldman Sachs & Co. that have an ownership interest in Texas Holdings.

TCEH	Refers to Texas Competitive Electric Holdings Company LLC, a direct, wholly-owned subsidiary of Energy Future Competitive Holdings Company and an indirect subsidiary of EFH Corp., and/or its subsidiaries, depending on context.

Texas Holdings	Refers to Texas Energy Future Holdings Limited Partnership, a limited partnership controlled by the Sponsor Group that owns substantially all of the common stock of EFH Corp.

Texas Holdings Group	Refers to Texas Holdings and its direct and indirect subsidiaries other than the Oncor Ring-Fenced Entities.

Texas Transmission	Refers to Texas Transmission Investment LLC, a limited liability company that owns a 19.75% equity interest in Oncor. Texas Transmission is not affiliated with EFH Corp., any of EFH Corp.’s subsidiaries or any member of the Sponsor Group.

Transition Bonds	Refers collectively to the 2003 Bonds and the 2004 Bonds.

TXU Energy	Refers to TXU Energy Retail Company LLC, a direct, wholly-owned subsidiary of TCEH engaged in the retail sale of electricity to residential and business customers. TXU Energy is a REP in competitive areas of ERCOT.

US	United States of America

iii

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(thousands of dollars)
Operating revenues:
Transition charge revenue	$36,011	$37,609	$68,429	$72,126
Investment income	1	1	1	1

Total operating revenues	36,012	37,610	68,430	72,127

Operating expenses:
Interest expense	6,735	8,133	13,828	16,608
Amortization of transition property	28,397	27,007	56,600	53,830
Over/(under) recovery of transition charges	672	2,262	(2,413)	1,274
Servicing fees, administrative and general expenses	208	208	415	415

Total operating expenses	36,012	37,610	68,430	72,127

Net income	$—	$—	$—	$—

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2012	2011
	(thousands of dollars)
Cash flows — operating activities:
Net income	$—	$—
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of transition property	56,600	53,830
Over/(under) recovery of transition charges	(2,413)	1,274
Changes in operating assets	(3,135)	(4,575)
Changes in operating liabilities	(657)	138

Cash provided by operating activities	50,395	50,667

Cash flows — financing activities:
Repayments of debt	(58,915)	(56,174)

Cash used in financing activities	(58,915)	(56,174)

Cash flows — investing activities:
Change in restricted funds	8,521	5,507

Cash provided by investing activities	8,521	5,507

Net change in cash and cash equivalents	1	—

Cash and cash equivalents — beginning balance	1	1

Cash and cash equivalents — ending balance	$2	$1

Supplemental cash flow disclosures:
Cash interest payments	$14,505	$17,256

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2012	December 31, 2011
	(thousands of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$2	$1
Restricted cash (Note 5)	48,451	56,972
Transition charge receivable:
Affiliates	7,791	6,636
All other	15,353	13,373

Total current assets	71,597	76,982

Investments:
Restricted funds held in trust (Note 5)	16,449	16,449
Transition property, net of accumulated amortization of $819,797 and $763,197	469,980	526,580

Total assets	$558,026	$620,011

LIABILITIES AND MEMBER’S INTEREST

Current liabilities:
Long-term debt due currently	$121,508	$118,609
Accounts payable – affiliate	265	265
Accrued interest	5,612	6,289
Other current liabilities	6,293	6,273

Total current liabilities	133,678	131,436
Transition bonds (Note 3)	373,776	435,590
Regulatory liability	34,149	36,562

Total liabilities	541,603	603,588
Member’s interest (Note 4)	16,423	16,423

Total liabilities and member’s interest	$558,026	$620,011

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

Basis of Presentation

Our condensed financial statements have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in the 2011 Form 10-K. All adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. Certain information and footnote disclosures normally included in our annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the condensed interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in the 2011 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year due to seasonality. All dollar amounts in the financial statements and tables in the notes are stated in US dollars unless otherwise indicated.

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

2. RELATED–PARTY TRANSACTIONS

Pursuant to administration and servicing agreements between us and Oncor, Oncor furnishes to us, at a fixed fee per year, billing, payment processing, collection, accounting, clerical, secretarial and other administrative services, which are reflected as administrative and general expenses in the income statement. Our expenses for servicing and administration activities performed by Oncor totaled approximately $206,000 for each of the three-month periods ended June 30, 2012 and 2011 and approximately $413,000 for each of the six-month periods ended June 30, 2012 and 2011.

Transition charges billed to the REP subsidiaries of TCEH, which are included in operating revenues, totaled $10,482,000 and $13,088,000 for the three months ended June 30, 2012 and 2011, respectively, and $20,364,000 and $25,626,000 for the six months ended June 30, 2012 and 2011, respectively. The balance of the transition charge receivable due from the REP subsidiaries of TCEH totaled $7,791,000 and $6,636,000 at June 30, 2012 and December 31, 2011, respectively.

Oncor, as servicer of the Transition Bonds, collects security deposits from REPs for payment of the REPs’ transition charges and remits these amounts to the Indenture Trustee as they are collected. No amounts were outstanding from Oncor at June 30, 2012 or December 31, 2011. Oncor reviews the security amount for the REPs quarterly and requests increases when required.

Also see discussion in Note 4 regarding cash distributions.

3. FINANCING ARRANGEMENTS

Long-Term Debt

At June 30, 2012 and December 31, 2011, our long-term debt consisted of the following:

	June 30, 2012	December 31, 2011
	(thousands of dollars)
4.950% Fixed Series 2003 Bonds due in semi-annual installments through February 15, 2013	$30,654	$56,434
5.420% Fixed Series 2003 Bonds due in semi-annual installments through August 15, 2015 (a)	145,000	145,000
4.810% Fixed Series 2004 Bonds due in semi-annual installments through November 15, 2012	29,853	62,988
5.290% Fixed Series 2004 Bonds due in semi-annual installments through May 15, 2016 (b)	289,777	289,777

Total	495,284	554,199

Less amount due currently	(121,508)	(118,609)

Total long-term debt	$373,776	$435,590

(a)	Principal payments commence in February 2013.
(b)	Principal payments commence in November 2012.

The transition property sold to us, as well as restricted cash of $6,449,000 in the capital subaccount at June 30, 2012, are pledged as collateral for the Transition Bonds. Collections of transition charges will be used to pay the principal, interest and associated costs of the Transition Bonds. We are required to maintain restricted cash pledged as collateral for the Transition Bonds in an amount equal to 0.50% of the initial aggregate principal amount of Transition Bonds outstanding. Should the transition charges collected through the specified payment dates listed above not provide adequate funds to make the scheduled payments of principal, the transition charges can continue to be collected for approximately two years before the Transition Bonds go into default for nonpayment of principal.

The fair value of the outstanding Transition Bonds was approximately $540,244,000 and $602,398,000 at June 30, 2012 and December 31, 2011, respectively. The fair values are estimated based upon market values as determined by quoted market prices, representing Level 1 valuations under accounting standards related to the determination of fair value.

Covenants

The terms of the Indenture contain various covenants, including payment covenants, covenants to file certain information with the SEC and covenants to deliver certain information to the Indenture Trustee. At June 30, 2012, we were in compliance with these covenants.

4. MEMBER’S INTEREST

Subject to certain provisions of the Transition Bond Indentures and favorable interest rates, we receive interest income with respect to the Indenture Trustee reserve account and capital subaccounts. Cash distributions to Oncor, the amounts of which represent interest income released by the Indenture Trustee, totaled zero for each of the six-month periods ended June 30, 2012 and 2011. Distributions are recorded as a reduction in member’s interest. There was no change in member’s interest for the six months ended June 30, 2012.

5. RESTRICTED CASH

	Balance Sheet Classification
	June 30, 2012		December 31, 2011
	Current Assets	Investment	Current Assets	Investment
	(thousands of dollars)
Collections related to Transition Bonds used only to service debt and pay expenses (includes over-collateralization subaccount of $4,404, — , $4,135 and — )	$48,451	$—	$56,972	$—
Funds for payment of fees associated with Transition Bonds (Indenture Trustee reserve account)	—	10,000	—	10,000
Reserve for shortfalls of Transition Bond charges (capital subaccount)	—	6,449	—	6,449

Total	$48,451	$16,449	$56,972	$16,449

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2012 and 2011 should be read in conjunction with our condensed financial statements and the notes to those statements.

The information required hereunder is in its reduced format as allowed for under General Instruction (H) (1) of Form 10-Q. All dollar amounts in the following discussion and analysis are stated in US dollars unless otherwise indicated.

BUSINESS

We are a bankruptcy-remote, special-purpose Delaware limited liability company, wholly-owned by Oncor. We were organized for the limited purpose of purchasing and owning transition property and issuing Transition Bonds to recover generation-related regulatory assets and other qualified costs. Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell power in the north-central, eastern and western parts of Texas. Oncor is a majority-owned (approximately 80%) subsidiary of Oncor Holdings, which is a direct, wholly-owned subsidiary of EFIH, a direct, wholly-owned subsidiary of EFH Corp. See Note 1 to Financial Statements for discussion of certain “ring-fencing” measures taken by EFH Corp. and Oncor to enhance the separateness between the Oncor Ring-Fenced Entities and the Texas Holdings Group and Oncor’s credit quality.

RESULTS OF OPERATIONS — Three and Six Months Ended June 30, 2012 Compared to Three and Six Months Ended June 30, 2011

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

Transition charge revenues necessary to service the Transition Bonds can be impacted by variations in electricity volumes delivered by Oncor resulting in temporary over- or under-recovery of transition charges. In such instances where sufficient funds are not collected through transition charges, the over-collateralization and the capital subaccounts are drawn down on the payment date to make scheduled payments on the Transition Bonds. Oncor files, on behalf of the company, an annual true-up adjustment with the PUCT with respect to each series of Transition Bonds. The annual true-up adjustments for the 2003 Bonds and the 2004 Bonds are filed in August and May, respectively. In any true-up filing, Oncor requests the PUCT to increase or decrease the authorized transition charges such that, based on the then current forecast of customer usage, sufficient funds will be collected during the following period to meet the scheduled debt service payments and replenish the over-collateralization and capital subaccounts to their required levels. See Note 1 to Financial Statements.

Transition charge revenues decreased 4% for the three months ended June 30, 2012 reflecting lower transition charge tariffs in 2012 compared to 2011, partially offset by higher electricity volumes delivered by Oncor in the second quarter of 2012 as compared to the second quarter of 2011. Transition charge revenues decreased 5% for the six months ended June 30, 2012 reflecting lower electricity volumes delivered by Oncor in 2012 as compared to 2011 and lower transition charge tariffs in 2012 compared to 2011.

Interest expense decreased 17% for each of the three- and six-month periods ended June 30, 2012, and will continue to decrease each period, reflecting lower average debt balances due to scheduled principal payments on the Transition Bonds.

Amortization of transition property increased 5% for each of the three- and six-month periods ended June 30, 2012, and will continue to increase each period, reflecting increased principal payments on the Transition Bonds.

Fluctuations in the over/(under) recovery of transition charges primarily result from variances in revenues from the revenue forecast used to set the transition charges. See discussion under “Over/(Under) Recovery of Transition Charges” in Note 1 to Financial Statements.

Net income was zero for each of the three- and six-month periods ended June 30, 2012 and 2011. Net income includes interest earned on the Indenture Trustee reserve account and capital subaccounts, which we expect to periodically distribute to Oncor as released by the Indenture Trustee. See Note 4 to Financial Statements.

FINANCIAL CONDITION — Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Cash Flows — Cash provided by operating activities decreased $272,000, or 1%, for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. The decrease was driven by lower transition charge receipts of $2,257,000 reflecting milder weather in 2012 compared to 2011 and a decrease of $766,000 in customer deposits received (reported in other current liabilities on the balance sheet), partially offset by a decrease of $2,751,000 in cash interest payments as a result of principal payments that have been made on the Transition Bonds.

Cash used in financing activities increased 5% for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. The increase was driven by scheduled principal payments on the Transition Bonds.

Cash flows provided by investing activities totaled $8,521,000 and $5,507,000 for the six months ended June 30, 2012 and 2011, respectively. The increase represents changes in the balances of restricted cash accounts.

As discussed in Note 1 to Financial Statements, Oncor, as servicer, files for increases or decreases (true-ups) in transition charges with the PUCT to ensure sufficient funds will be collected during the following period to meet scheduled payments on the Transition Bonds and to maintain the capital and over-collateralization subaccounts at the required levels. The latest filings of the annual true-ups for the Transition Bonds were in May 2012 for the 2004 Bonds and August 2011 for the 2003 Bonds. Based on the approved transition charges and current forecast of customer usage, we expect that revenues collected will be sufficient to make the scheduled payments.

At June 30, 2012, restricted cash included the balances in the capital subaccount totaling $2,500,000 and $3,949,000 for the 2003 Bonds and the 2004 Bonds, respectively, which are equal to the required levels under the Indenture. Additionally, at June 30, 2012, the balance in the over-collateralization subaccount for the 2003 Bonds totaled $1,771,000, and for the 2004 Bonds totaled $2,633,000, which are equal to the respective required levels. Required levels are determined at the respective scheduled payment dates. Required level amounts reported above are as of the most recent payment dates. There are no penalties as a result of being above or below the required levels in the capital and over-collateralization subaccounts. Any future shortfalls in the subaccounts for either series of Transition Bonds would be addressed in future true-up filings.

FINANCING ACTIVITIES

Our financing activities are limited to issuance of the Transition Bonds. There is no provision to allow for any other borrowings.

Covenants and Cross Default Provisions — The terms of the Indenture contain various covenants, including payment covenants, covenants to file certain information with the SEC and covenants to deliver certain information to the Indenture Trustee. At June 30, 2012, we were in compliance with these covenants.

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

CHANGES IN ACCOUNTING STANDARDS

There have been no recently issued accounting standards effective after June 30, 2012 that are expected to materially impact us.

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

Required Item	Filed as Exhibit or Furnished on Website
Monthly Servicer Report (Series 2004-1 for April 2012)	Exhibit 99(a)(1)
Monthly Servicer Report (Series 2004-1 for May 2012)	Exhibit 99(a)(2)
Monthly Servicer Report (Series 2004-1 for June 2012)	Exhibit 99(a)(3)
Monthly Servicer Report (Series 2003-1 for April 2012)	Exhibit 99(a)(4)
Monthly Servicer Report (Series 2003-1 for May 2012)	Exhibit 99(a)(5)
Monthly Servicer Report (Series 2003-1 for June 2012)	Exhibit 99(a)(6)

Statement of Collection Account Balances as of June 30, 2012	Exhibit 99(b)

A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order

Exhibit 99(c)

Annual True-up of Transition Charges for the Series 2004-1 Transition Bonds filed May 15, 2012	Exhibit 99(d)

Statement of Outstanding Bond Balances Series 2003-1	Exhibit 99(e)(1)

Statement of Outstanding Bond Balances Series 2004-1	Exhibit 99(e)(2)

Semi-Annual Servicer’s Certificate (Series 2004-1 for May 2012)	Exhibit 99(f)

Item 1A.	RISK FACTORS

We believe that there have been no material changes to the risks disclosed in the 2011 Form 10-K, including under the heading “Risk Factors” in Item 1A of the 2011 Form 10-K, except for information disclosed elsewhere in this Form 10-Q that provides factual updates to risks contained in the 2011 Form 10-K. The risks disclosed in the 2011 Form 10-K are not the only risks we face.

Item 6.	EXHIBITS

(a) Exhibits:

Exhibits

(99) Additional Exhibits.

99(a)(1)	—	Monthly Servicer Report (Series 2004-1 for April 2012)

99(a)(2)	—	Monthly Servicer Report (Series 2004-1 for May 2012)

99(a)(3)	—	Monthly Servicer Report (Series 2004-1 for June 2012)

99(a)(4)	—	Monthly Servicer Report (Series 2003-1 for April 2012)

99(a)(5)	—	Monthly Servicer Report (Series 2003-1 for May 2012)

99(a)(6)	—	Monthly Servicer Report (Series 2003-1 for June 2012)

99(b)	—	Statement of Collection Account Balances as of June 30, 2012

99(c)	—	A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order

99(d)	—	Annual True-up of Transition Charges for the Series 2004-1 Transition Bonds filed May 15, 2012

99(e)(1)	—	Statement of Outstanding Bond Balances Series 2003-1

99(e)(2)	—	Statement of Outstanding Bond Balances Series 2004-1

99(f)	—	Semi-Annual Servicer’s Certificate (Series 2004-1 for May 2012)

XBRL Data Files.

101.INS	—	XBRL Instance Document

101.SCH	—	XBRL Taxonomy Extension Schema Document

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

By	/s/ David M. Davis
David M. Davis
Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: July 30, 2012

EXHIBIT INDEX

Exhibits

(99) Additional Exhibits.

99(a)(1)	—	Monthly Servicer Report (Series 2004-1 for April 2012)

99(a)(2)	—	Monthly Servicer Report (Series 2004-1 for May 2012)

99(a)(3)	—	Monthly Servicer Report (Series 2004-1 for June 2012)

99(a)(4)	—	Monthly Servicer Report (Series 2003-1 for April 2012)

99(a)(5)	—	Monthly Servicer Report (Series 2003-1 for May 2012)

99(a)(6)	—	Monthly Servicer Report (Series 2003-1 for June 2012)

99(b)	—	Statement of Collection Account Balances as of June 30, 2012

99(c)	—	A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order

99(d)	—	Annual True-up of Transition Charges for the Series 2004-1 Transition Bonds filed May 15, 2012

99(e)(1)	—	Statement of Outstanding Bond Balances Series 2003-1

99(e)(2)	—	Statement of Outstanding Bond Balances Series 2004-1

99(f)	—	Semi-Annual Servicer’s Certificate (Series 2004-1 for May 2012)

XBRL Data Files.

101.INS	—	XBRL Instance Document

101.SCH	—	XBRL Taxonomy Extension Schema Document

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document