Form 10-K
period 2012-12-31
ONCOR ELECTRIC DELIVERY TRANSITION BOND CO LLC
filed 2013-02-19
CIK 1100179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

— OR —

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-91935

Oncor Electric Delivery Transition Bond Company LLC

(Exact name of registrant as specified in its charter)

Delaware	75-2851358
(State of organization)	(I.R.S. Employer Identification No.)

1616 Woodall Rodgers Fwy., Dallas, Texas 75202	(214) 486-2000
(Address of principal executive offices)(Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

At February 19, 2013, all outstanding common membership interests in Oncor Electric Delivery Transition Bond Company LLC were held by Oncor Electric Delivery Company LLC.

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

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

1999 Restructuring Legislation	Texas Electric Choice Plan, the legislation that restructured the electric utility industry in Texas to provide for retail competition

2003 Bonds	Refers collectively to the four series of securitization bonds issued in August 2003. Two of these series were retired at maturity in 2007 and 2010.

2004 Bonds	Refers collectively to the three series of securitization bonds issued in June 2004. Two of these series were retired at maturity in 2009 and 2012.

Bondco	Refers to Oncor Electric Delivery Transition Bond Company LLC, a wholly-owned consolidated bankruptcy-remote financing subsidiary of Oncor that has issued securitization (transition) bonds to recover certain regulatory assets and other costs.

EFH Corp.	Refers to Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context. Its major subsidiaries include Oncor and TCEH.

EFIH	Refers to Energy Future Intermediate Holding Company LLC, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of Oncor Holdings.

ERCOT	Electric Reliability Council of Texas, Inc., the independent system operator and the regional coordinator of various electricity systems within Texas

Financing Order	The financing order issued by the PUCT on August 5, 2002 to Oncor, its successors and assignees that provide electricity transmission and distribution service

GAAP	generally accepted accounting principles

Indenture	The agreement (dated as of August 21, 2003 as appended) between the company, as issuer, and the Indenture Trustee, which describes the governing terms of, and secures payment of, the Transition Bonds

Indenture Trustee	The Bank of New York Mellon, a New York banking corporation

Luminant	Refers to subsidiaries of TCEH engaged in competitive market activities consisting of electricity generation and wholesale energy sales and purchases as well as commodity risk management and trading activities, all largely in Texas.

Moody’s	Moody’s Investors Services, Inc. (a credit rating agency)

Oncor	Refers to Oncor Electric Delivery Company LLC, a direct, majority-owned subsidiary of Oncor Holdings, and/or its wholly-owned consolidated bankruptcy-remote financing subsidiary, Bondco, depending on context, that is engaged in regulated electricity transmission and distribution activities.

ii

Oncor Holdings	Refers to Oncor Electric Delivery Holdings Company LLC, a direct, wholly-owned subsidiary of EFIH and the direct majority owner of Oncor, and/or its subsidiaries, depending on context.

Oncor Ring-Fenced Entities	Refers to Oncor Holdings and its direct and indirect subsidiaries.

PUCT	Public Utility Commission of Texas

REP	retail electric provider

S&P	Standard & Poor’s Ratings Services, a division of the McGraw Hill Companies, Inc. (a credit rating agency)

SEC	US Securities and Exchange Commission

Sponsor Group	Refers collectively to certain investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P., TPG Global, LLC and GS Capital Partners, an affiliate of Goldman Sachs & Co., that have an ownership interest in Texas Holdings.

TCEH	Refers to Texas Competitive Electric Holdings Company LLC, a direct, wholly-owned subsidiary of Energy Future Competitive Holdings Company and an indirect subsidiary of EFH Corp., and/or its subsidiaries, depending on context.

Texas Holdings	Refers to Texas Energy Future Holdings Limited Partnership, a limited partnership controlled by the Sponsor Group that owns substantially all of the common stock of EFH Corp.

Texas Holdings Group	Refers to Texas Holdings and its direct and indirect subsidiaries other than the Oncor Ring-Fenced Entities.

Texas Transmission	Refers to Texas Transmission Investment LLC, a limited liability company that owns a 19.75% equity interest in Oncor. Texas Transmission is not affiliated with EFH Corp., any of EFH Corp.’s subsidiaries or any member of the Sponsor Group.

Transition Bonds	Refers collectively to the 2003 Bonds and the 2004 Bonds.

TXU Energy	Refers to TXU Energy Retail Company LLC, a direct, wholly-owned subsidiary of TCEH engaged in the retail sale of electricity to residential and business customers. TXU Energy is a REP in competitive areas of ERCOT.

US	United States of America

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

Legislative Background

In September 1999, the Texas legislature passed the 1999 Restructuring Legislation to restructure the electric utility industry in Texas. The 1999 Restructuring Legislation provided for a transition to competition in the retail and generation markets for electricity beginning in January 2002, and provided for recovery of certain costs previously incurred by electric utilities. These costs consist of generation-related regulatory assets as well as stranded costs, which represent the excess of net book value over market value of generation assets (as such regulatory and generation assets are defined by the 1999 Restructuring Legislation). The 1999 Restructuring Legislation authorized the PUCT to issue a financing order approving the issuance of Transition Bonds to facilitate the recovery of generation-related regulatory assets and stranded costs. The PUCT issued a financing order to Oncor on August 5, 2002 (the Financing Order). Recovery of the Transition Bonds’ principal, interest and other expenses is provided through irrevocable, nonbypassable charges (transition charges) assessed on substantially all existing and future retail electricity customers within Oncor’s certificated service territory as it existed on May 1, 1999.

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

Transition Charges — Oncor and the company have entered into servicing agreements to support the Transition Bonds. Transition charges are assessed and collected by Oncor as the servicer. The servicer manages, services, bills and collects payments in respect of the transition property under the terms of the servicing agreements. Transition charges are collected by the servicer from REPs that in effect collect transition charges from retail customers as part of their normal collection activities. The REPs must pay these billings to Oncor, as servicer, whether or not they collect them from the retail customers. Transition charges are billed based on a retail customer’s actual consumption of electricity, or for certain classes of commercial customers, on the historical demand for electricity by such customers. The PUCT reviews and adjusts transition charges at least once a year. This review is used to adjust any over or under collections during the preceding 12 months and to provide for recovery of amounts sufficient to pay all debt service and other required amounts and charges in connection with the Transition Bonds during the following 12 months.

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

Required Item	Filed as Exhibit or Furnished on Website
Monthly Servicer Report (Series 2004-1 for October 2012)	Exhibit 99 (a)(1)
Monthly Servicer Report (Series 2004-1 for November 2012)	Exhibit 99 (a)(2)
Monthly Servicer Report (Series 2004-1 for December 2012)	Exhibit 99 (a)(3)
Monthly Servicer Report (Series 2003-1 for October 2012)	Exhibit 99 (a)(4)
Monthly Servicer Report (Series 2003-1 for November 2012)	Exhibit 99 (a)(5)
Monthly Servicer Report (Series 2003-1 for December 2012)	Exhibit 99 (a)(6)

Statement of Collection Account Balances as of December 31, 2012	Exhibit 99 (b)

A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order.

Exhibit 99 (c)

Annual True-up of Transition Charges for the Series 2004-1 Transition Bonds filed May 15, 2012	Exhibit 99 (d)(1)
Annual True-up of Transition Charges for the Series 2003-1 Transition Bonds filed August 15, 2012	Exhibit 99 (d)(2)

Statement of Outstanding Bond Balances Series 2003-1	Exhibit 99 (e)(1)
Statement of Outstanding Bond Balances Series 2004-1	Exhibit 99 (e)(2)

Semi-Annual Servicer’s Certificate (Series 2004-1 for November 2012)	Exhibit 99 (f)

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

The Transition Bonds are not insured or guaranteed by Oncor, including in its capacity as servicer, by its ultimate parent, EFH Corp. or any of its affiliates (other than us), by the Indenture Trustee or by any other person or entity. Thus, reliance for payment of the Transition Bonds must be based upon collections of the related transition charges, available funds on deposit in the applicable trust accounts held by the Indenture Trustee and any other credit enhancements described in the applicable prospectus supplement related to a series of Transition Bonds. The 2003 Bonds and the 2004 Bonds are payable only from collateral that secures each such series and not from transition charges imposed and collected for any other series of Transition Bonds. Our organizational documents restrict the right to acquire other assets unrelated to the transactions described therein.

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

Other states have passed electric utility deregulation laws similar to the 1999 Restructuring Legislation, and some of these laws have been challenged by judicial actions. To date, none of these challenges have succeeded, but future judicial challenges could be made in other states. An unfavorable decision regarding another state’s law would not automatically invalidate the 1999 Restructuring Legislation or the Financing Order, but it might provoke a challenge to the 1999 Restructuring Legislation or the Financing Order. In addition, an unfavorable court decision with respect to another state’s statute may establish a legal precedent for a successful challenge to the 1999 Restructuring Legislation depending on the similarity of the other statute and the applicability of the legal precedent to the 1999 Restructuring Legislation. Furthermore, legal action in other states could heighten awareness of the political and other risks of the Transition Bonds, and in that way may limit the liquidity and value of the Transition Bonds. Therefore, legal activity in other states may indirectly affect the value of an investment in Transition Bonds.

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

The PUCT and ERCOT are subject to regular “sunset” reviews by the Texas Sunset Advisory Commission. The PUCT is currently subject to a limited purpose sunset review. If either the PUCT or ERCOT is not renewed by the Texas Legislature pursuant to Sunset review, it could have a material effect on our business. Sunset review is the regular assessment of the continuing need for an administrative agency to exist, and is grounded in the premise that an agency will be abolished unless legislation is passed to continue its functions. The Texas Sunset Advisory Commission (Sunset Commission) closely reviews each agency and recommends action on each agency to the Texas Legislature, which action may include modifying or even abolishing the agency. Of the agencies scheduled for Sunset review by the Sunset Commission, the PUCT and ERCOT are the most significant to our business. The PUCT is scheduled for a limited purpose sunset review in 2013 (with its next review in 2023) and ERCOT is scheduled for review after 2013. These agencies are also subject to focused, limited scope or special purpose reviews. These agencies, for the most part, participate in, govern or operate the electricity markets in Texas upon which our business model is based. If the Texas Legislature fails to renew any of these agencies, it could result in a significant restructuring of the Texas electricity market or regulatory regime that could have a material impact on our business. There can be no assurance that future action of the Sunset Commission will not result in legislation that could have a material adverse effect on us and our financial prospects.

Servicing Risks

Inaccurate Forecasting or Unanticipated Delinquencies Could Result in Insufficient Funds to Make Scheduled Payments on the Transition Bonds. The transition charges are generally assessed based on customer usage, which includes kilowatts of demand and kilowatt-hours of electricity consumed by retail customers in Oncor’s service area. Oncor calculates the transition charges for each series of Transition Bonds according to the methodology approved by the Financing Order authorizing those transition charges. In addition, Oncor, as servicer, is required to file with the PUCT, periodic adjustment calculations for the transition charges. These adjustments are intended to provide, among other things, for timely payment of the Transition Bonds. However, the frequency of these adjustments is limited to once per year for a standard true-up and no more than semi-annually for an interim true-up, but can be more frequent for a nonstandard true-up. Oncor generally bases its adjustment calculations on any shortfalls or excess in collections from customers during the prior adjustment period and on projections of future electricity use and customers’ ability to pay their electric bills. If the servicer inaccurately forecasts electricity consumption or demand or underestimates customer delinquencies or charge-offs when setting or adjusting the transition charges, or if the effectiveness of the adjustments is delayed for any reason, there could be a shortfall or material delay in transition charge collections. A shortfall or material delay in transition charge collections could result in payment of principal of and interest on the Transition Bonds not being made according to the expected amortization schedule, thus lengthening the weighted average life of the Transition Bonds, or in principal and interest not being paid at all.

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

Under an intercreditor agreement among the company, Oncor, the Transition Bond parties and the parties to EFH Corp.’s receivables financing program, a replacement servicer would require the agreement of both the Indenture Trustee and the other parties to the intercreditor agreement. If the Indenture Trustee and the other parties are unable to agree on a replacement servicer within 10 business days, Oncor’s independent registered public accounting firm would appoint the replacement servicer.

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

Under these provisions, as a result of TCEH’s credit rating being below investment grade, Oncor’s affiliated REP, TCEH, is required to post collateral support in an amount equal to estimated transition charges over specified time periods. At December 31, 2012, TCEH had posted collateral support of approximately $11 million with Oncor for our benefit.

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

The following discussion and analysis of our financial condition and results of operations for the fiscal years ended December 31, 2012, 2011 and 2010 should be read in conjunction with our audited consolidated financial statements and the notes to those statements.

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

Sale of Noncontrolling Interests by Oncor

In November 2008, Oncor sold equity interests to an investor group for $1.254 billion in cash. The investor group is led by certain firms from Canada and Singapore and is not affiliated with any member of the Sponsor Group, Texas Holdings or EFH Corp. Oncor also indirectly sold equity interests to certain members of its board of directors and its management team. Accordingly, after giving effect to all equity issuances, at December 31, 2012, Oncor’s ownership was as follows: 80.03% held by Oncor Holdings and indirectly by EFH Corp., 19.75% held by the investor group and 0.22% held indirectly by certain members of Oncor’s management and board of directors.

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

Revenue Recognition — Our revenue includes an estimate for the transition charges billed to REPs by Oncor, as servicer, from the meter reading date to the end of the period (unbilled revenue). The unbilled revenue is based on actual daily revenues for the most recent metered period, adjusted for the impact of weather and other measurable factors that affect consumption, applied to the number of unmetered days through the end of the period. Accrued unbilled revenues totaled $7,576,000 and $6,865,000 at December 31, 2012 and 2011, respectively.

RESULTS OF OPERATIONS — 2012 compared to 2011 and 2011 compared to 2010

Our operations are restricted by our organizational documents to billing and collecting transition charges and using those funds to service the Transition Bonds. Other than investment income on funds held by the Indenture Trustee, all revenues are restricted for servicing the Transition Bonds. Therefore, the difference between transition charge revenue and the total of interest expense, amortization of the transition property (which is equal to the Transition Bonds’ scheduled principal payments) and other fees and expenses is accounted for as an over- or under-recovery of transition charges resulting in minimal net income.

Transition charge revenue necessary to service Transition Bonds can be impacted by variations in electricity volumes delivered by Oncor resulting in temporary over- or under-recovery of transition charges. In such instances where sufficient funds are not collected through transition charges, the over-collateralization and the capital subaccounts are drawn down on the payment date to make scheduled payments on the Transition Bonds. Oncor files, on our behalf, an annual true-up adjustment with the PUCT with respect to each series of Transition Bonds. The annual true-up adjustments for the 2003 Bonds and the 2004 Bonds are filed in August and May, respectively. In any true-up filing, Oncor requests the PUCT to increase or decrease the authorized transition charges such that, based on the then current forecast of customer usage, sufficient funds will be collected during the following period to meet the scheduled debt service payments and replenish the over-collateralization and capital subaccounts to their required levels. See Note 1 to Financial Statements.

Transition charge revenue decreased 5% for the year ended December 31, 2012 primarily reflecting lower electricity volumes delivered by Oncor due to the effects of milder weather in 2012 as compared to 2011. Transition charge revenue decreased 1% for the year ended December 31, 2011 as a result of lower transition charge tariffs in 2011 compared to 2010, partially offset by higher electricity volumes delivered by Oncor due to the effects of warmer summer weather in 2011 as compared to 2010.

Interest expense decreased 18% and 14% for the years ended December 31, 2012 and 2011, respectively, and will continue to decrease each period, reflecting lower average debt balances due to scheduled principal payments on the Transition Bonds.

Amortization of transition property increased 5% for each of the periods ended December 31, 2012 and 2011, and will continue to increase each period, reflecting increased principal payments on the Transition Bonds. See discussion under “Amortization” in Note 1 to Financial Statements.

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

FINANCIAL CONDITION — 2012 compared to 2011 and 2011 compared to 2010

Cash Flows — Cash provided by operating activities decreased $582,000, or less than 1%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The decrease was driven by lower transition charge receipts of $6,833,000 reflecting milder weather in 2012 compared to 2011 and true-up adjustments and a $1,425,000 decrease in customer deposits received (reported in other current liabilities on the balance sheet), partially offset by a $5,569,000 decrease in cash interest payments as a result of principal payments that have been made on the Transition Bonds and a $2,106,000 decrease in accounts receivable.

Cash provided by operating activities increased $1,577,000, or 1%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The increase was driven by lower cash interest payments of $5,247,000 as a result of principal payments that have been made on the Transition Bonds, partially offset by lower transition charge receipts of $2,243,000, reflecting true-up adjustments and an increase in transition charge receivables of $1,421,000.

Cash used in financing activities increased 5% for each of the years ended December 31, 2012 and 2011. The increases were driven by scheduled principal payments on the Transition Bonds.

Cash used in investing activities represents changes in the balances of restricted cash accounts. See Note 5 to Financial Statements.

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

At December 31, 2012, restricted cash included the balances in the capital subaccount totaling $2,500,000 and $3,949,000 for the 2003 Bonds and the 2004 Bonds, respectively, which are equal to the required levels under the Indenture. Additionally, at December 31, 2012, the balance in the over-collateralization subaccount for the 2003 Bonds totaled $1,875,000, and for the 2004 Bonds totaled $2,798,000, which are equal to the respective required levels. Required levels are determined at the respective scheduled payment dates. Required level amounts reported above are as of the most recent payment dates. There are no penalties as a result of being above or below the required levels in the capital and over-collateralization subaccounts. Any future shortfalls in the subaccounts for either series of Transition Bonds would be addressed in future true-up filings.

Member’s Interest — Subject to certain provisions of the Indenture and favorable interest rates, we receive interest income with respect to the Indenture Trustee reserve account and capital subaccounts. Cash distributions to Oncor, the amounts of which represent interest income released by the Indenture Trustee, totaled zero for each of the years ended December 31, 2012, 2011 and 2010. Distributions are recorded as a reduction in member’s interest. We intend to periodically distribute to Oncor interest income in the Indenture Trustee reserve account and the capital subaccounts as released by the Indenture Trustee.

FINANCING ACTIVITIES

Our financing activities are limited to issuance of the Transition Bonds. There is no provision to allow for any other borrowings.

Covenants and Cross Default Provisions — The terms of the Indenture contain various covenants, including payment covenants, covenants to file certain information with the SEC and covenants to deliver certain information to the Indenture Trustee. At December 31, 2012, we were in compliance with such covenants.

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

FORWARD-LOOKING STATEMENTS

This report and other presentations made by us contain “forward-looking statements.” All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that we expect or anticipate to occur in the future (often, but not always, through the use of words or phrases such as “intends,” “plans,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “should,” “projection,” “target,” “goal,” “objective” and “outlook”), are forward-looking statements. Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under Item 1A, “Risk Factors” in this report and the following important factors, among others, that could cause our actual results to differ materially from those projected in such forward-looking statements:

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of

Oncor Electric Delivery Transition Bond Company LLC:

We have audited the accompanying balance sheets of Oncor Electric Delivery Transition Bond Company LLC (the “Company”) as of December 31, 2012 and 2011, and the related statements of income, cash flows and member’s interest for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Oncor Electric Delivery Transition Bond Company LLC as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Dallas, Texas

February 19, 2013

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

STATEMENTS OF INCOME

	Year Ended December 31,
	2012	2011	2010
	(thousands of dollars)
Operating revenues:
Transition charge revenue	$143,728	$150,561	$152,803
Investment income	2	1	1

Total operating revenues	143,730	150,562	152,804

Operating expenses:
Interest expense	26,274	31,908	37,259
Amortization of transition property	119,903	114,315	108,963
Over/(under) recovery of transition charges	(3,277)	3,509	5,752
Servicing fees, administrative and general expenses	830	830	830

Total operating expenses	143,730	150,562	152,804

Net income	$—	$—	$—

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(thousands of dollars)
Cash flows – operating activities:
Net income	$—	$—	$—
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of transition property	119,903	114,315	108,963
Over/(under) recovery of transition charges	(3,277)	3,509	5,752
Changes in operating assets	2,012	(94)	1,327
Changes in operating liabilities	(1,818)	(328)	(217)

Cash provided by operating activities	116,820	117,402	115,825

Cash flows – financing activities:
Repayment of debt	(118,609)	(113,085)	(107,825)

Cash used in financing activities	(118,609)	(113,085)	(107,825)

Cash flows – investing activities:
Change in restricted funds	1,790	(4,317)	(8,000)

Cash provided by (used in) investing activities	1,790	(4,317)	(8,000)

Net change in cash and cash equivalents	1	—	—
Cash and cash equivalents – beginning balance	1	1	1

Cash and cash equivalents – ending balance	$2	$1	$1

Supplemental cash flow disclosures:
Cash interest payments	$27,576	$33,145	$38,392

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

BALANCE SHEETS

	December 31,
	2012	2011
	(thousands of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$2	$1
Restricted cash (Note 5)	55,182	56,972
Transition charge receivable:
Affiliates	3,794	6,636
All other	14,203	13,373

Total current assets	73,181	76,982
Investments:
Restricted funds held in trust (Note 5)	16,449	16,449
Transition property, net of accumulated amortization of $883,100 and $763,197	406,677	526,580

Total assets	$496,307	$620,011

LIABILITIES AND MEMBER’S INTEREST
Current liabilities:
Long-term debt due currently	$124,648	$118,609
Accounts payable – affiliate	265	265
Accrued interest	4,987	6,289
Other current liabilities	5,757	6,273

Total current liabilities	135,657	131,436
Transition bonds (Note 3)	310,942	435,590
Regulatory liability	33,285	36,562

Total liabilities	479,884	603,588
Member’s interest (Note 4)	16,423	16,423

Total liabilities and member’s interest	$496,307	$620,011

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

STATEMENTS OF MEMBER’S INTEREST

	Year Ended December 31,
	2012	2011	2010
	(thousands of dollars)
Member’s interest:
Balance at beginning of year	$16,423	$16,423	$16,423
Distributions paid to parent	—	—	—
Net income	—	—	—

Total member’s interest at end of year	$16,423	$16,423	$16,423

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

Basis of Presentation

Our financial statements have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. All dollar amounts in the financial statements and tables in the notes are stated in US dollars unless otherwise indicated.

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

Regulatory Assets and Liabilities

Our business meets the applicability criteria of accounting standards related to the effect of certain types of regulation. These standards recognize the cost-based rate-making process, which may result in differences in the application of US GAAP between regulated and non-regulated entities. The regulatory liability balances of $33,285,000 and $36,562,000 at December 31, 2012 and 2011, respectively, consist of over-recovery of transition charges as discussed below.

Revenue Recognition

We record revenue for transition charges under the accrual method of accounting. Revenues are recognized when transition charges are billed by Oncor, as servicer, to REPs for their connected customers on the basis of periodic cycle meter readings. Our revenue includes an estimate for the transition charges that will be billed to REPs by Oncor, as servicer, from the meter reading date to the end of the period (unbilled revenue). The unbilled revenue is based on actual daily revenues for the most recent metered period, adjusted for the impact of weather and other measurable factors that affect consumption, applied to the number of unmetered days through the end of the period. Accrued unbilled revenues totaled $7,576,000 and $6,865,000 at December 31, 2012 and 2011, respectively.

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

2. RELATED PARTY TRANSACTIONS

Pursuant to administration and servicing agreements between us and Oncor, Oncor furnishes to us, at a fixed fee per year, billing, payment processing, collection, accounting, clerical, secretarial and other administrative services, which are reflected as administrative and general expenses in the income statement. Our expense for servicing and administration activities performed by Oncor totaled $826,000 in each of the years ended December 31, 2012, 2011 and 2010.

Transition charges billed to the REP subsidiaries of TCEH, which are included in operating revenues, totaled $43,073,000, $51,737,000 and $58,881,000 for the years ended December 31, 2012, 2011 and 2010, respectively. The balance of the transition charge receivable due from the REP subsidiaries of TCEH totaled $3,794,000 and $6,636,000 at December 31, 2012 and 2011, respectively.

Oncor, as servicer of the Transition Bonds, collects security deposits from REPs for payment of the REPs’ transition charges and remits these amounts to the Indenture Trustee as they are collected. No amounts were outstanding from Oncor at December 31, 2012 and 2011. Oncor reviews the security amount for the REPs quarterly and requests increases when required.

Also see discussion in Note 4 regarding cash distributions.

3. FINANCING ARRANGEMENTS

Long-Term Debt

At December 31, 2012 and 2011, our long-term debt consisted of the following:

	December 31,
	2012	2011
	(thousands of dollars)
4.950% Fixed Series 2003 Bonds due in semiannual installments through February 15, 2013	$9,894	$56,434
5.420% Fixed Series 2003 Bonds due in semiannual installments through August 15, 2015 (a)	145,000	145,000
4.810% Fixed Series 2004 Bonds due in semiannual installments through November 15, 2012	—	62,988
5.290% Fixed Series 2004 Bonds due in semiannual installments through May 15, 2016	280,696	289,777

Total	435,590	554,199
Less amount due currently	(124,648)	(118,609)

Total long-term debt	$310,942	$435,590

(a)	Principal payments commence in February 2013.

The transition property sold to us, as well as restricted cash of $6,449,000 in the capital subaccount at December 31, 2012, is pledged as collateral for the Transition Bonds. Collections of transition charges will be used to pay the principal, interest and associated costs of the Transition Bonds. We are required to maintain restricted cash pledged as collateral for the Transition Bonds in an amount equal to 0.50% of the initial aggregate principal amount of Transition Bonds outstanding. Should the transition charges collected through the specified payment dates listed above not provide adequate funds to make the scheduled payments of principal, the transition charges can continue to be collected for approximately two years before the Transition Bonds go into default for nonpayment of principal.

Maturities (in thousands of dollars) for the years 2013 through 2016 of our long-term debt instruments outstanding at December 31, 2012, are as follows:

Year	Amount
2013	$124,648
2014	131,387
2015	138,421
2016	41,134

Total	$435,590

The fair value of the outstanding Transition Bonds was approximately $471,448,000 and $602,398,000 at December 31, 2012 and 2011, respectively. The fair values are estimated based upon market values as determined by quoted market prices, representing Level 1 valuations under accounting standards related to the determination of fair value.

Covenants

The terms of the Indenture contain various covenants, including payment covenants, covenants to file certain information with the SEC and covenants to deliver certain information to the Indenture Trustee. As of December 31, 2012, we were in compliance with these covenants.

4. MEMBER’S INTEREST

Subject to certain provisions of the Indenture and favorable interest rates, we receive interest income with respect to the Indenture Trustee reserve account and capital subaccounts. Cash distributions to Oncor, the amounts of which represent interest income released by the Indenture Trustee, totaled zero in each of the years ended December 31, 2012, 2011 and 2010. Distributions are recorded as a reduction in member’s interest.

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

	Balance Sheet Classification
	At December 31, 2012		At December 31, 2011
	Current Assets	Investment	Current Assets	Investment
	(thousands of dollars)
Collections related to Transition Bonds used only to service debt and pay expenses (includes over-collateralization subaccount of $4,673, —, $4,135 and —)	$55,182	$—	$56,972	$—
Funds for payment of fees associated with Transition Bonds (Indenture Trustee reserve account)	—	10,000	—	10,000
Reserve for shortfalls of Transition Bond charges (capital subaccount)	—	6,449	—	6,449

Total	$55,182	$16,449	$56,972	$16,449

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect at December 31, 2012. Based on the evaluation performed, management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective. During the most recent fiscal quarter covered by this report, no changes in internal controls over financial reporting have occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Audit Committee may also approve certain on-going non-audit services not previously approved in the limited circumstances provided for in the SEC rules. All services performed in 2012 by Deloitte & Touche LLP, the member firms of Deloitte & Touche Tohmatsu and their respective affiliates (“Deloitte & Touche”) were preapproved.

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

For the years ended December 31, 2012 and 2011, fees billed (in US dollars) to us by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates were as follows:

	2012	2011
Audit Fees. Fees for services necessary to perform the annual audit, review SEC filings, fulfill statutory and other attest service requirements and provide comfort letters and consents.	$272,000	$189,000
Audit-Related Fees. Fees for services including internal control reviews, attest services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards	30,000	31,000
Tax Fees.	—	—
All Other Fees.	—	—

Total	$302,000	$220,000

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The financial statements’ schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

Oncor Electric Delivery Transition Bond Company LLC Exhibits to 2012 Form 10-K

Exhibits	Previously Filed* With File Number	As Exhibit
3(i)	Articles of Incorporation.

3(a)	333-91935 Form 8-K (filed August 28, 2003)	4(b)	—	Amended and Restated Certificate of Formation dated as of August 11, 2003.

3(b)	333-91935 Form 10-Q/A (filed May 17, 2004)	3(a)(1)	—	Certificate of Amendment to Amended and Restated Certificate of Formation dated as of May 13, 2004.

3(c)	333-91935 Form 10-Q (filed May 15, 2007)	3(c)	—	Certificate of Amendment to Amended and Restated Certificate of Formation dated as of April 20, 2007.

3(ii)	By-laws

3(d)	333-91935 Form 8-K (filed August 28, 2003)	4(a)	—	Amended and Restated Limited Liability Company Agreement dated as of August 21, 2003.

3(e)	333-91935 Form 10-Q/A (filed May 17, 2004)	3(b)(1)	—	First Amendment to Amended and Restated Limited Liability Company Agreement dated as of May 13, 2004.

4	Instruments defining the rights of security holders.

4(a)	333-91935 (Form 8-K filed August 28, 2003)	4(c)	—	Indenture dated as of August 21, 2003.

4(b)	333-91935 (Form 8-K filed August 28, 2003)	4(d)	—	Series 2003-1 Supplement dated as of August 21, 2003.

4(c)	333-91935 (Form 8-K filed June 14, 2004)	4	—	Series 2004-1 Supplement dated as of June 7, 2004.

10	Material Contracts.

10(a)	333-91935 (Form 8-K filed August 28, 2003)	10(a)	—	Series 2003-1 Transition Property Purchase and Sale Agreement dated as of August 21, 2003.

10(b)	333-91935 (Form 8-K filed August 28, 2003)	10(b)	—	Series 2003-1 Transition Property Servicing Agreement dated as of August 21, 2003.

10(c)	333-91935 (Form 8-K filed June 14, 2004)	10(a)	—	Series 2004-1 Transition Property Purchase and Sale Agreement dated as of June 7, 2004.

Exhibits	Previously Filed* With File Number	As Exhibit

10(d)	333-91935 (Form 8-K filed June 14, 2004)	10(b)	—	Series 2004-1 Transition Property Servicing Agreement dated as of June 7, 2004.

10(e)	333-91935 (Form 8-K filed August 28, 2003)	10(c)	—	Administration Agreement dated as of August 21, 2003.

(23)	Consent of Experts

23			—	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm for Oncor Electric Delivery Transition Bond Company LLC.

(31)	Rule 13a – 14(a)/15d – 14(d) Certifications

31			—	Certification of David M. Davis, principal financial officer of Oncor Electric Delivery Transition Bond Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits

99(a)(1)			—	Monthly Servicer Report (Series 2004-1 for October 2012)

99(a)(2)			—	Monthly Servicer Report (Series 2004-1 for November 2012)

99(a)(3)			—	Monthly Servicer Report (Series 2004-1 for December 2012)

99(a)(4)			—	Monthly Servicer Report (Series 2003-1 for October 2012)

99(a)(5)			—	Monthly Servicer Report (Series 2003-1 for November 2012)

99(a)(6)			—	Monthly Servicer Report (Series 2003-1 for December 2012)

99(b)			—	Statement of Collection Account Balances as of December 31, 2012

99(c)			—	A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order.

99(d)(1)	333-91935 (Form 10-Q filed July 31, 2012)	99(d)	—	Annual True-up of Transition Charges for the Series 2004-1 Transition Bonds filed May 15, 2012

Exhibits	Previously Filed* With File Number	As Exhibit

99(d)(2)	333-91935 (Form 10-Q filed October 30, 2012)	99(d)	—	Annual True-up of Transition Charges for the Series 2003-1 Transition Bonds filed August 15, 2012

99(e)(1)			—	Statement of Outstanding Bond Balances Series 2003-1

99(e)(2)			—	Statement of Outstanding Bond Balances Series 2004-1

99(f)			—	Semi-Annual Servicer’s Certificate (Series 2004-1 for November 2012)

99(g)			—	Independent Accountant’s Report – Attestation with Management’s Assertion Attached (Servicer)

XBRL Data Files**

101.INS			—	XBRL Instance Document

101.SCH			—	XBRL Taxonomy Extension Schema Document

101.CAL			—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF			—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB			—	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE			—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated herein by reference.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Oncor Electric Delivery Transition Bond Company LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

Date: February 19, 2013	By	/s/ ROBERT S. SHAPARD
(Robert S. Shapard, as Chairman and Chief Executive of Oncor Electric Delivery Company LLC, the Servicer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Oncor Electric Delivery Transition Bond Company LLC and in the capacities and on the date indicated.

Signature	Title	Date

/s/ ROBERT S. SHAPARD	Principal Executive
(Robert S. Shapard, Manager, Chairman of the Board and Chief Executive)	Officer and Manager	February 19, 2013

/s/ DAVID M. DAVIS	Principal Financial Officer	February 19, 2013
(David M. Davis, Manager, Vice President and Chief Financial Officer)	and Manager

/s/ RICHARD C. HAYS	Principal Accounting Officer	February 19, 2013
(Richard C. Hays, Controller)

/s/ DON J. CLEVENGER	Manager	February 19, 2013
(Don J. Clevenger, Manager, Vice President, Secretary and Chief Legal Officer)

Manager
(Richard F. Klumpp, Manager)

Manager
(Amy Stengel, Manager)

EXHIBIT INDEX

Exhibits	Previously Filed* With File Number	As Exhibit
3(i)	Articles of Incorporation

3(a)	333-91935 (Form 8-K filed August 28, 2003)	4(b)	—	Amended and Restated Certificate of Formation dated as of August 11, 2003.

3(b)	333-91935 Form 10-Q/A (filed May 17, 2004)	3(a)(1)	—	Certificate of Amendment to Amended and Restated Certificate of Formation dated as of May 13, 2004.

3(c)	333-91935 Form 10-Q (filed May 15, 2007)	3(c)	—	Certificate of Amendment to Amended and Restated Certificate of Formation dated as of April 20, 2007.

3(ii)	By-laws

3(d)	333-91935 (Form 8-K filed August 28, 2003)	4(a)	—	Amended and Restated Limited Liability Company Agreement dated as of August 21, 2003.

3(e)	333-91935 Form 10-Q/A (filed May 17, 2004)	3(b)(1)	—	First Amendment to Amended and Restated Limited Liability Company Agreement dated as of May 13, 2004.

4	Instruments defining the rights of security holders

4(a)	333-91935 (Form 8-K filed August 28, 2003)	4(c)	—	Indenture dated as of August 21, 2003.

4(b)	333-91935 (Form 8-K filed August 28, 2003)	4(d)	—	Series 2003-1 Supplement dated as of August 21, 2003.

4(c)	333-91935 (Form 8-K filed June 14, 2004)	4	—	Series 2004-1 Supplement dated as of June 7, 2004.

10	Material Contracts

10(a)	333-91935 (Form 8-K filed August 28, 2003)	10(a)	—	Series 2003-1 Transition Property Purchase and Sale Agreement dated as of August 21, 2003.

10(b)	333-91935 (Form 8-K filed August 28, 2003)	10(b)	—	Series 2003-1 Transition Property Servicing Agreement dated as of August 21, 2003.

10(c)	333-91935 (Form 8-K filed June 14, 2004)	10(a)	—	Series 2004-1 Transition Property Purchase and Sale Agreement dated as of June 7, 2004.

10(d)	333-91935 (Form 8-K filed June 14, 2004)	10(b)	—	Series 2004-1 Transition Property Servicing Agreement dated as of June 7, 2004.

10(e)	333-91935 (Form 8-K filed August 28, 2003)	10(c)	—	Administration Agreement dated as of August 21, 2003.

Exhibits	Previously Filed* With File Number	As Exhibit

(23)	Consent of Experts

23			—	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm for Oncor Electric Delivery Transition Bond Company LLC.

(31)	Rule 13a – 14(a)/15d – 14(d) Certifications

31			—	Certification of David M. Davis, principal financial officer of Oncor Electric Delivery Transition Bond Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits

99(a)(1)			—	Monthly Servicer Report (Series 2004-1 for October 2012)

99(a)(2)			—	Monthly Servicer Report (Series 2004-1 for November 2012)

99(a)(3)			—	Monthly Servicer Report (Series 2004-1 for December 2012)

99(a)(4)			—	Monthly Servicer Report (Series 2003-1 for October 2012)

99(a)(5)			—	Monthly Servicer Report (Series 2003-1 for November 2012)

99(a)(6)			—	Monthly Servicer Report (Series 2003-1 for December 2012)

99(b)			—	Statement of Collection Account Balances as of December 31, 2012

99(c)			—	A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order.

99(d)(1)	333-91935 (Form 10-Q filed July 31, 2012)	99(d)	—	Annual True-up of Transition Charges for the Series 2004-1 Transition Bonds filed May 15, 2012

99(d)(2)	333-91935 (Form 10-Q filed October 30, 2012)	99(d)	—	Annual True-up of Transition Charges for the Series 2003-1 Transition Bonds filed August 15, 2012

99(e)(1)			—	Statement of Outstanding Bond Balances Series 2003-1

99(e)(2)			—	Statement of Outstanding Bond Balances Series 2004-1

99(f)			—	Semi-Annual Servicer’s Certificate (Series 2004-1 for November 2012)

Exhibits	Previously Filed* With File Number	As Exhibit

99(g)			—	Independent Accountant’s Report – Attestation with Management’s Assertion Attached (Servicer)

XBRL Data Files**

101.INS			—	XBRL Instance Document

101.SCH			—	XBRL Taxonomy Extension Schema Document

101.CAL			—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF			—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB			—	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE			—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated herein by reference.
**	Furnished herewith.