Form 10-Q
period 2013-03-31
ONCOR ELECTRIC DELIVERY TRANSITION BOND CO LLC
filed 2013-05-02
CIK 1100179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2013, all outstanding membership interests in Oncor Electric Delivery Transition Bond Company LLC were held by Oncor Electric Delivery Company LLC.

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

i

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2003 Bonds	Refers collectively to the four series of securitization bonds issued in August 2003. Three of these series were retired at maturity in 2007, 2010 and 2013.

2004 Bonds	Refers collectively to the three series of securitization bonds issued in June 2004. Two of these series were retired at maturity in 2009 and 2012.

2012 Form 10-K	Oncor Electric Delivery Transition Bond Company LLC’s Annual Report on Form 10-K for the year ended December 31, 2012

Bondco	Refers to Oncor Electric Delivery Transition Bond Company LLC, a wholly-owned consolidated bankruptcy-remote financing subsidiary of Oncor that has issued securitization (transition) bonds to recover certain regulatory assets and other costs.

EFH Corp.	Refers to Energy Future Holdings Corp., a holding company, and/or its subsidiaries, depending on context. Its major subsidiaries include Oncor and TCEH.

EFIH	Refers to Energy Future Intermediate Holding Company LLC, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of Oncor Holdings.

ERCOT	Electric Reliability Council of Texas, Inc., the independent system operator and the regional coordinator of various electricity systems within Texas

Financing Order	The financing order issued by the PUCT on August 5, 2002 to Oncor, its successors and assignees that provide electricity transmission and distribution service

GAAP	generally accepted accounting principles

Indenture	The agreement (dated as of August 21, 2003 as appended) between the company, as issuer, and the Indenture Trustee, which describes the governing terms of, and secures payment of, the Transition Bonds

Indenture Trustee	The Bank of New York Mellon, a New York banking corporation

Luminant	Refers to subsidiaries of TCEH engaged in competitive market activities consisting of electricity generation and wholesale energy sales and purchases as well as commodity risk management and trading activities, all largely in Texas.

Oncor	Refers to Oncor Electric Delivery Company LLC, a direct, majority-owned subsidiary of Oncor Holdings, and/or its wholly-owned consolidated bankruptcy-remote financing subsidiary, Bondco, depending on context, that is engaged in regulated electricity transmission and distribution activities.

Oncor Holdings	Refers to Oncor Electric Delivery Holdings Company LLC, a direct, wholly-owned subsidiary of EFIH and the direct majority owner of Oncor, and/or its subsidiaries, depending on context.

Oncor Ring-Fenced Entities	Refers to Oncor Holdings and its direct and indirect subsidiaries.

PUCT	Public Utility Commission of Texas

ii

REP	retail electric provider

SEC	US Securities and Exchange Commission

Sponsor Group	Refers collectively to certain investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P., TPG Global LLC and GS Capital Partners, an affiliate of Goldman Sachs & Co., that have an ownership interest in Texas Holdings.

TCEH	Refers to Texas Competitive Electric Holdings Company LLC, a direct, wholly-owned subsidiary of Energy Future Competitive Holdings Company and an indirect subsidiary of EFH Corp., and/or its subsidiaries, depending on context.

Texas Holdings	Refers to Texas Energy Future Holdings Limited Partnership, a limited partnership controlled by the Sponsor Group that owns substantially all of the common stock of EFH Corp.

Texas Holdings Group	Refers to Texas Holdings and its direct and indirect subsidiaries other than the Oncor Ring-Fenced Entities.

Texas Transmission	Refers to Texas Transmission Investment LLC, a limited liability company that owns a 19.75% equity interest in Oncor. Texas Transmission is not affiliated with EFH Corp., any of EFH Corp.’s subsidiaries or any member of the Sponsor Group.

Transition Bonds	Refers collectively to the 2003 Bonds and the 2004 Bonds.

TXU Energy	Refers to TXU Energy Retail Company LLC, a direct, wholly-owned subsidiary of TCEH engaged in the retail sale of electricity to residential and business customers. TXU Energy is a REP in competitive areas of ERCOT.

US	United States of America

iii

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(thousands of dollars)
Operating revenues:
Transition charge revenue:
Affiliates	$9,724	$9,522
All other	24,081	22,896
Investment income	—	—

Total operating revenues	33,805	32,418

Operating expenses:
Interest expense	5,623	7,093
Amortization of transition property	29,675	28,203
Over/(under) recovery of transition charges	(1,700)	(3,085)
Servicing fees, administrative and general expenses	207	207

Total operating expenses	33,805	32,418

Net income	$—	$—

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(thousands of dollars)
Cash flows – operating activities:
Net income	$—	$—
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of transition property	29,675	28,203
Over/(under) recovery of transition charges	(1,700)	(3,085)
Changes in operating assets	(2,589)	985
Changes in operating liabilities	1,311	1,667

Cash provided by operating activities	26,697	27,770

Cash flows – financing activities:
Repayment of debt	(26,919)	(25,780)

Cash used in financing activities	(26,919)	(25,780)

Cash flows – investing activities:
Change in restricted funds	222	(1,989)

Cash provided by (used in) investing activities	222	(1,989)

Net change in cash and cash equivalents	—	1
Cash and cash equivalents – beginning balance	2	1

Cash and cash equivalents – ending balance	$2	$2

Supplemental cash flow disclosures:
Cash interest payments	$4,175	$5,326

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2013	December 31, 2012
	(thousands of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$2	$2
Restricted cash (Note 5)	54,960	55,182
Transition charge receivable:
Affiliates	6,389	3,794
All other	14,197	14,203

Total current assets	75,548	73,181
Investments:
Restricted funds held in trust (Note 5)	16,449	16,449
Transition property, net of accumulated amortization of $912,775 and $883,100	377,002	406,677

Total assets	$468,999	$496,307

LIABILITIES AND MEMBER’S INTEREST

Current liabilities:
Long-term debt due currently	$125,951	$124,648
Accounts payable – affiliate	217	265
Accrued interest	6,435	4,987
Other current liabilities	5,668	5,757

Total current liabilities	138,271	135,657
Transition bonds (Note 3)	282,720	310,942
Regulatory liability	31,585	33,285

Total liabilities	452,576	479,884
Member’s interest (Note 4)	16,423	16,423

Total liabilities and member’s interest	$468,999	$496,307

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

Basis of Presentation

Our condensed financial statements have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in the 2012 Form 10-K. All adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. Certain information and footnote disclosures normally included in our annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the condensed interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in the 2012 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year due to seasonality. All dollar amounts in the financial statements and tables in the notes are stated in US dollars unless otherwise indicated.

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

Pursuant to administration and servicing agreements between us and Oncor, Oncor furnishes to us, at a fixed fee per year, billing, payment processing, collection, accounting, clerical, secretarial and other administrative services, which are reflected as administrative and general expenses in the income statement. Our expenses for servicing and administration activities performed by Oncor totaled $206,000 for each of the three months ended March 31, 2013 and 2012, respectively.

Transition charges billed to the REP subsidiaries of TCEH, which are included in operating revenues, totaled $9,724,000 and $9,522,000 for the three months ended March 31, 2013 and 2012, respectively. The balance of the transition charge receivable due from the REP subsidiaries of TCEH totaled $6,389,000 and $3,794,000 at March 31, 2013 and December 31, 2012, respectively.

Oncor, as servicer of the Transition Bonds, collects security deposits from REPs for payment of the REPs’ transition charges and remits these amounts to the Indenture Trustee as they are collected. No amounts were outstanding from Oncor at March 31, 2013 or December 31, 2012. Oncor reviews the security amount for the REPs quarterly and requests increases when required.

Also see discussion in Note 4 regarding cash distributions.

3.	FINANCING ARRANGEMENTS

Long-Term Debt

At March 31, 2013 and December 31, 2012, our long-term debt consisted of the following:

	March 31, 2013	December 31, 2012
	(thousands of dollars)
4.950% Fixed Series 2003 Bonds due in semi-annual installments through February 15, 2013	$—	$9,894
5.420% Fixed Series 2003 Bonds due in semi-annual installments through August 15, 2015	127,975	145,000
5.290% Fixed Series 2004 Bonds due in semi-annual installments through May 15, 2016	280,696	280,696

Total	408,671	435,590
Less amount due currently	(125,951)	(124,648)

Total long-term debt	$282,720	$310,942

The transition property sold to us, as well as restricted cash of $6,449,000 in the capital subaccount at March 31, 2013, is pledged as collateral for the Transition Bonds. Collections of transition charges will be used to pay the principal, interest and associated costs of the Transition Bonds. We are required to maintain restricted cash pledged as collateral for the Transition Bonds in an amount equal to 0.50% of the initial aggregate principal amount of Transition Bonds outstanding. Should the transition charges collected through the specified payment dates listed above not provide adequate funds to make the scheduled payments of principal, the transition charges can continue to be collected for approximately two years before the Transition Bonds go into default for nonpayment of principal.

The fair value of the outstanding Transition Bonds was approximately $439,301,000 and $471,448,000 at March 31, 2013 and December 31, 2012, respectively. The fair values are estimated based upon market values as determined by quoted market prices, representing Level 1 valuations under accounting standards related to the determination of fair value.

Covenants

The terms of the Indenture contain various covenants, including payment covenants, covenants to file certain information with the SEC and covenants to deliver certain information to the Indenture Trustee. At March 31, 2013, we were in compliance with these covenants.

4.	MEMBER’S INTEREST

Subject to certain provisions of the Indenture and favorable interest rates, we receive interest income with respect to the Indenture Trustee reserve account and capital subaccounts. Cash distributions to Oncor, the amounts of which represent interest income released by the Indenture Trustee, totaled zero in each of the three-month periods ended March 31, 2013 and 2012. Distributions, if any, are recorded as a reduction in member’s interest.

5.	RESTRICTED CASH

	Balance Sheet Classification
	March 31, 2013		December 31, 2012
	Current Assets	Investment	Current Assets	Investment
	(thousands of dollars)
Collections related to Transition Bonds used only to service debt and pay expenses (includes over-collateralization subaccount of $4,025, $—, $4,673 and $—)	$54,960	$—	$55,182	$—
Funds for payment of fees associated with Transition Bonds (Indenture Trustee reserve account)	—	10,000	—	10,000
Reserve for shortfalls of Transition Bond charges (capital subaccount)	—	6,449	—	6,449

Total	$54,960	$16,449	$55,182	$16,449

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2013 and 2012 should be read in conjunction with our condensed financial statements and the notes to those statements.

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

RESULTS OF OPERATIONS — Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

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

Transition charge revenue necessary to service the Transition Bonds can be impacted by variations in electricity volumes delivered by Oncor resulting in temporary over- or under-recovery of transition charges. In such instances where sufficient funds are not collected through transition charges, the over-collateralization and the capital subaccounts are drawn down on the payment date to make scheduled payments on the Transition Bonds. Oncor files, on our behalf, an annual true-up adjustment with the PUCT with respect to each series of Transition Bonds. The annual true-up adjustments for the 2003 Bonds and the 2004 Bonds are filed in August and May, respectively. In any true-up filing, Oncor requests the PUCT to increase or decrease the authorized transition charges such that, based on the then current forecast of customer usage, sufficient funds will be collected during the following period to meet the scheduled debt service payments and replenish the over-collateralization and capital subaccounts to their required levels. See Note 1 to Financial Statements.

Transition charge revenue increased 4% for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, reflecting higher net electricity volumes delivered by Oncor due to the effects of more normal weather in 2013 as compared to 2012 and a net increase in the mix of transition charge tariff rates, reflecting annual true-ups.

Interest expense decreased 21% for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, and will continue to decrease each period, reflecting lower average debt balances due to scheduled principal payments on the Transition Bonds.

Amortization of transition property increased 5% for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, and will continue to increase each period, reflecting increased principal payments on the Transition Bonds.

Fluctuations in the over/(under) recovery of transition charges primarily result from variances in revenues from the revenue forecast used to set the transition charges. See discussion under “Over/(Under) Recovery of Transition Charges” in Note 1 to Financial Statements.

Net income was zero for each of the three-month periods ended March 31, 2013 and 2012. Net income includes interest earned on the Indenture Trustee reserve account and capital subaccounts, which we expect to periodically distribute to Oncor as released by the Indenture Trustee. See Note 4 to Financial Statements.

FINANCIAL CONDITION — Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Cash Flows — Cash provided by operating activities decreased $1,073,000, or 4%, for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. The change was driven by the effect of a $3,574,000 increase in accounts receivables due to the timing of payments in December 2012 and a $37,000 decrease in customer deposits received (reported in other current liabilities on the balance sheet), partially offset by a $1,387,000 increase in transition charge receipts reflecting higher volumes delivered due to more normal weather in 2013 compared to 2012 and a $1,151,000 decrease in cash interest payments as a result of principal payments that have been made on the Transition Bonds.

Cash used in financing activities increased 4% for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. The increase was driven by scheduled principal payments on the Transition Bonds.

Cash provided by investing activities totaled $222,000 and cash used in investing activities totaled $1,989,000 for the three months ended March 31, 2013 and 2012. The increase represents changes in the balances of restricted cash accounts. See Note 5 to Financial Statements for information regarding restricted cash.

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

At March 31, 2013, restricted cash included the balances in the capital subaccount totaling $2,500,000 and $3,949,000 for the 2003 Bonds and the 2004 Bonds, respectively, which are equal to the required levels under the Indenture. Additionally, at March 31, 2013, the balance in the over-collateralization subaccount for the 2003 Bonds totaled $1,228,000 compared to the required level of $1,979,000, and for the 2004 Bonds totaled $2,797,000, which is equal to the respective required level. Required levels are determined at the respective scheduled payment dates. Required level amounts reported above are as of the most recent payment dates. There are no penalties as a result of being above or below the required levels in the capital and over-collateralization subaccounts. Any future shortfalls in the subaccounts for either series of Transition Bonds would be addressed in future true-up filings.

FINANCING ACTIVITIES

Our financing activities are limited to issuance of the Transition Bonds. There is no provision to allow for any other borrowings.

Covenants and Cross Default Provisions — The terms of the Indenture contain various covenants, including payment covenants, covenants to file certain information with the SEC and covenants to deliver certain information to the Indenture Trustee. At March 31, 2013, we were in compliance with these covenants.

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

CHANGES IN ACCOUNTING STANDARDS

There have been no recently issued accounting standards effective after March 31, 2013 that are expected to materially impact us.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by us contain “forward-looking statements.” All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that we expect or anticipate to occur in the future (often, but not always, through the use of words or phrases such as “intends,” “plans,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “should,” “projection,” “target,” “goal,” “objective” and “outlook”), are forward-looking statements. Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under Item 1A. “Risk Factors” and the discussion under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Form 10-K and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and the following important factors, among others, that could cause our actual results to differ materially from those projected in such forward-looking statements:

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

Required Item	Filed as Exhibit or Furnished on Website
Monthly Servicer Report (Series 2004-1 for January 2013)	Exhibit 99(a)(1)
Monthly Servicer Report (Series 2004-1 for February 2013)	Exhibit 99(a)(2)
Monthly Servicer Report (Series 2004-1 for March 2013)	Exhibit 99(a)(3)
Monthly Servicer Report (Series 2003-1 for January 2013)	Exhibit 99(a)(4)
Monthly Servicer Report (Series 2003-1 for February 2013)	Exhibit 99(a)(5)
Monthly Servicer Report (Series 2003-1 for March 2013)	Exhibit 99(a)(6)

Statement of Collection Account Balances as of March 31, 2013	Exhibit 99(b)

A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order

Exhibit 99(c)

Statement of Outstanding Bond Balances Series 2003-1	Exhibit 99(d)(1)
Statement of Outstanding Bond Balances Series 2004-1	Exhibit 99(d)(2)

Semi-Annual Servicer’s Certificate (Series 2003-1 for February 2013)	Exhibit 99(e)

Item 1A.	RISK FACTORS

We believe that there have been no material changes to the risks disclosed in the 2012 Form 10-K, including under the heading “Risk Factors” in Item 1A of the 2012 Form 10-K, except for information disclosed elsewhere in this Form 10-Q that provides factual updates to risks contained in the 2012 Form 10-K. The risks disclosed in the 2012 Form 10-K are not the only risks we face.

Item 6.	EXHIBITS

(a) Exhibits:

Exhibits

(99)	Additional Exhibits.

99(a)(1)		—	Monthly Servicer Report (Series 2004-1 for January 2013)

99(a)(2)		—	Monthly Servicer Report (Series 2004-1 for February 2013)

99(a)(3)		—	Monthly Servicer Report (Series 2004-1 for March 2013)

99(a)(4)		—	Monthly Servicer Report (Series 2003-1 for January 2013)

99(a)(5)		—	Monthly Servicer Report (Series 2003-1 for February 2013)

99(a)(6)		—	Monthly Servicer Report (Series 2003-1 for March 2013)

99(b)		—	Statement of Collection Account Balances as of March 31, 2013

99(c)		—	A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order

99(d)(1)		—	Statement of Outstanding Bond Balances Series 2003-1

99(d)(2)		—	Statement of Outstanding Bond Balances Series 2004-1

99(e)		—	Semi-Annual Servicer’s Certificate (Series 2003-1 for February 2013)

XBRL Data Files.

101.INS		—	XBRL Instance Document

101.SCH		—	XBRL Taxonomy Extension Schema Document

101.CAL		—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		—	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE		—	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

By	/s/ David M. Davis
David M. Davis
Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: May 1, 2013

EXHIBIT INDEX

Exhibits

(99)	Additional Exhibits.

99(a)(1)		—	Monthly Servicer Report (Series 2004-1 for January 2013)

99(a)(2)		—	Monthly Servicer Report (Series 2004-1 for February 2013)

99(a)(3)		—	Monthly Servicer Report (Series 2004-1 for March 2013)

99(a)(4)		—	Monthly Servicer Report (Series 2003-1 for January 2013)

99(a)(5)		—	Monthly Servicer Report (Series 2003-1 for February 2013)

99(a)(6)		—	Monthly Servicer Report (Series 2003-1 for March 2013)

99(b)		—	Statement of Collection Account Balances as of March 31, 2013

99(c)		—	A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order

99(d)(1)		—	Statement of Outstanding Bond Balances Series 2003-1

99(d)(2)		—	Statement of Outstanding Bond Balances Series 2004-1

99(e)		—	Semi-Annual Servicer’s Certificate (Series 2003-1 for February 2013)

XBRL Data Files.

101.INS		—	XBRL Instance Document

101.SCH		—	XBRL Taxonomy Extension Schema Document

101.CAL		—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		—	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE		—	XBRL Taxonomy Extension Presentation Linkbase Document