Form 10-Q
period 2013-09-30
ONCOR ELECTRIC DELIVERY TRANSITION BOND CO LLC
filed 2013-11-01
CIK 1100179

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

____________________

FORM 10-Q

[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER  30, 2013

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

____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes                No    ✓

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes    ✓         No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ___ Accelerated filer ___ Non-Accelerated filer    ✓     (Do not check if a smaller reporting company)

Smaller reporting company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___   No   ✓

As of October 31,  2013,  all outstanding membership interests in Oncor Electric Delivery Transition Bond Company LLC were held by Oncor Electric Delivery Company LLC.

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

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(thousands of dollars)
Operating revenues:
Transition charge revenue:
Nonaffiliates	$30,633	$28,893	$80,217	$76,958
Affiliates	12,893	13,303	32,888	33,667
Investment income	-	-	1	1
Total operating revenues	43,526	42,196	113,106	110,626
Operating expenses:
Interest expense	4,836	6,407	15,674	20,235
Amortization of transition property	32,975	31,387	92,579	87,987
Over/(under) recovery of transition charges	5,508	4,195	4,231	1,782
Servicing fees, administrative and general expenses	207	207	622	622
Total operating expenses	43,526	42,196	113,106	110,626
Net income	$-	$-	$-	$-

See Notes to Financial Statements.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
	(thousands of dollars)
Cash flows – operating activities:
Net income	$-	$-
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of transition property	92,579	87,987
Over/(under) recovery of transition charges	4,231	1,782
Changes in operating assets	(7,435)	(4,425)
Changes in operating liabilities	599	1,172
Cash provided by operating activities	89,974	86,516
Cash flows – financing activities:
Repayment of debt	(83,805)	(79,676)
Cash used in financing activities	(83,805)	(79,676)
Cash flows – investing activities:
Change in restricted funds	(6,169)	(6,839)
Cash used in investing activities	(6,169)	(6,839)
Net change in cash and cash equivalents	-	1
Cash and cash equivalents – beginning balance	2	1
Cash and cash equivalents – ending balance	$2	$2
Supplemental cash flow disclosures:
Cash interest payments	$15,067	$19,194

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2013	2012
	(thousands of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$2	$2
Restricted cash (Note 5)	61,351	55,182
Transition charge receivable:
Nonaffiliates	17,279	14,203
Affiliates	8,153	3,794
Total current assets	86,785	73,181
Investments:
Restricted funds held in trust (Note 5)	16,449	16,449
Transition property, net of accumulated amortization of $975,679 and $883,100	314,098	406,677
Total assets	$417,332	$496,307

LIABILITIES AND MEMBER'S INTEREST

Current liabilities:
Long-term debt due currently (Note 3)	$129,315	$124,648
Accounts payable – affiliate	217	265
Accrued interest	5,594	4,987
Other current liabilities	5,797	5,757
Total current liabilities	140,923	135,657
Transition bonds (Note 3)	222,470	310,942
Regulatory liability	37,516	33,285
Total liabilities	400,909	479,884
Member’s interest (Note 4)	16,423	16,423
Total liabilities and member's interest	$417,332	$496,307

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

2.RELATED–PARTY TRANSACTIONS

Pursuant to administration and servicing agreements between us and Oncor, Oncor furnishes to us, at a fixed fee per year, billing, payment processing, collection, accounting and other administrative services, which are reflected as administrative and general expenses in the income statement.  Our expenses for servicing and administration activities performed by Oncor totaled approximately $206,000 for each of the three-month periods ended September 30, 2013 and 2012 and approximately $619,000 for each of the nine-month periods ended September 30, 2013 and 2012.

Transition charges billed to the REP subsidiaries of TCEH, which are included in operating revenues, totaled $12,893,000 and $13,303,000 for the three months ended September 30, 2013 and 2012, respectively, and $32,888,000  and $33,667,000 for the nine months ended September 30, 2013 and 2012, respectively.  The balance of the transition charge receivable due from the REP subsidiaries of TCEH totaled $8,153,000 and $3,794,000 at September 30, 2013 and December 31, 2012, respectively.

Oncor, as servicer of the Transition Bonds, collects security deposits from REPs for payment of the REPs’ transition charges and remits these amounts to the Indenture Trustee as they are collected.  No amounts were outstanding from Oncor at September 30, 2013 or December 31, 2012.  Oncor reviews the security amount for the REPs quarterly and requests increases when required.  At September 30, 2013 and December 31, 2012, the Indenture Trustee held security in the amount of $9,768,000 and  $10,927,000, respectively, for the REP subsidiaries of TCEH.

Also see discussion in Note 4 regarding cash distributions.

3.FINANCING ARRANGEMENTS

Long-Term Debt

At September 30, 2013 and December 31, 2012, our long-term debt consisted of the following:

	September 30,	December 31,
	2013	2012
	(thousands of dollars)

4.950% Fixed Series 2003 Bonds due in semi-annual installments through February 15, 2013	$-	$9,894
5.420% Fixed Series 2003 Bonds due in semi-annual installments through August 15, 2015	105,984	145,000
5.290% Fixed Series 2004 Bonds due in semi-annual installments through May 15, 2016	245,801	280,696
Total	351,785	435,590
Less amount due currently	(129,315)	(124,648)
Total long-term debt	$222,470	$310,942

The transition property sold to us, as well as restricted cash of $6,449,000 in the capital subaccount at September  30, 2013,  is pledged as collateral for the Transition Bonds.  Collections of transition charges will be used to pay the principal, interest and associated costs of the Transition Bonds.  We are required to maintain restricted cash pledged as collateral for the Transition Bonds in an amount equal to 0.50% of the initial aggregate principal amount of Transition Bonds outstanding.  Should the transition charges collected through the specified payment dates listed above not provide adequate funds to make the scheduled payments of principal, the transition charges can continue to be collected for approximately two years before the Transition Bonds go into default for nonpayment of principal.

The fair value of the outstanding Transition Bonds was approximately $372,711,000 and $471,448,000 at September 30, 2013 and December 31, 2012, respectively.  The fair values are estimated based upon market values as determined by quoted market prices, representing Level 1 valuations under accounting standards related to the determination of fair value.

Covenants

The terms of the Indenture contain various covenants, including payment covenants, covenants to file certain information with the SEC and covenants to deliver certain information to the Indenture Trustee.  At September  30, 2013, we were in compliance with these covenants.

4.MEMBER’S INTEREST

Subject to certain provisions of the Indenture and favorable interest rates, we receive interest income with respect to the Indenture Trustee reserve account and capital subaccounts.  Cash distributions to Oncor, the amounts of which represent interest income released by the Indenture Trustee, totaled zero in each of the nine-month periods ended September  30, 2013 and 2012.  Distributions, if any, are recorded as a reduction in member’s interest.

5.RESTRICTED CASH

	Balance Sheet Classification
	September 30, 2013		December 31, 2012
	Current Assets	Investment	Current Assets	Investment
	(thousands of dollars)
Collections related to Transition Bonds used only to service debt and pay expenses (includes over-collateralization subaccount of $5,045, $—, $4,673 and $—)	$61,351	$-	$55,182	$-
Funds for payment of fees associated with Transition Bonds (Indenture Trustee reserve account)	-	10,000	-	10,000
Reserve for shortfalls of Transition Bond charges (capital subaccount)	-	6,449	-	6,449
Total	$61,351	$16,449	$55,182	$16,449

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the nine months ended September  30, 2013 and 2012 should be read in conjunction with our condensed financial statements and the notes to those statements.

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

RESULTS OF OPERATIONS — Nine Months Ended September  30, 2013 Compared to Nine Months Ended September  30, 2012

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

Transition charge revenue increased 2% for the nine months ended September 30, 2013 reflecting a net increase in the transition charge tariff rates reflecting annual true-ups, partially offset by lower electricity volumes delivered by Oncor due to the effects of milder weather in 2013 as compared to 2012.

Interest expense decreased 23% for the nine months ended September 30, 2013 and will continue to decrease each period, reflecting lower average debt balances due to scheduled principal payments on the Transition Bonds.

Amortization of transition property increased 5% for the nine months ended September 30, 2013 and will continue to increase each period, reflecting increased principal payments on the Transition Bonds.

Fluctuations in the over/(under) recovery of transition charges primarily result from variances in revenues from the revenue forecast used to set the transition charges.  See discussion under “Over/(Under) Recovery of Transition Charges” in Note 1 to Financial Statements.

Net income was zero for each of the nine-month periods ended September 30, 2013 and 2012.  Net income includes interest earned on the Indenture Trustee reserve account and capital subaccounts, which we expect to periodically distribute to Oncor as released by the Indenture Trustee.  See Note 4 to Financial Statements.

FINANCIAL CONDITION — Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Cash Flows — Cash provided by operating activities increased $3,458,000, or 4%, for the nine months ended September  30, 2013.  The change was driven by a $4,127,000 decrease in cash interest payments as a result of principal payments that have been made on the Transition Bonds and a $2,480,000 increase in transition charge receipts reflecting changes in certain transition charge tariffs, partially offset by lower volumes delivered due to more normal weather in 2013 compared to 2012.  These increases were partially offset by a $3,010,000 increase in accounts receivables mostly due to the timing of payments in December 2012 and a $139,000 decrease in customer deposits received (reported in other current liabilities on the balance sheet).

Cash used in financing activities increased 5% for the nine months ended September 30, 2013 and was driven by scheduled principal payments on the Transition Bonds.

Cash used in investing activities totaled $6,169,000 and $6,839,000 for the nine months ended September 30, 2013 and 2012, respectively.  The 10% decrease represents changes in the balances of restricted cash accounts. See Note 5 to Financial Statements for information regarding restricted cash.

As discussed in Note 1 to Financial Statements, Oncor, as servicer, files for increases or decreases (true-ups) in transition charges with the PUCT to ensure sufficient funds will be collected during the following period to meet scheduled payments on the Transition Bonds and to maintain the capital and over-collateralization subaccounts at the required levels.  The latest filings of the annual true-ups for the Transition Bonds were in August 2013 and May 2013 for the 2003 Bonds and the 2004 Bonds, respectively.  Based on the approved transition charges and current forecast of customer usage, we expect that revenues collected will be sufficient to make the scheduled payments.

At September 30, 2013, restricted cash included the balances in the capital subaccount totaling $2,500,000 and $3,949,000 for the 2003 Bonds and the 2004 Bonds, respectively, which are equal to the required levels under the Indenture.  Additionally, at September 30, 2013, the balance in the over-collateralization subaccount for the 2003 Bonds totaled $2,083,000 and for the 2004 Bonds totaled $2,962,000, which are equal to the respective required levels.  Required levels are determined at the respective scheduled payment dates.  Required level amounts reported above are as of the most recent payment dates.  There are no penalties as a result of being above or below the required levels in the capital and over-collateralization subaccounts.  Any future shortfalls in the subaccounts for either series of Transition Bonds would be addressed in future true-up filings.

FINANCING ACTIVITIES

Our financing activities are limited to issuance of the Transition Bonds.  There is no provision to allow for any other borrowings.

Covenants and Cross Default Provisions — The terms of the Indenture contain various covenants, including payment covenants, covenants to file certain information with the SEC and covenants to deliver certain information to the Indenture Trustee.  At September 30, 2013,  we were in compliance with these covenants.

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

CHANGES IN ACCOUNTING STANDARDS

There have been no recently issued accounting standards effective after September 30, 2013 that are expected to materially impact us.

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

Required Item	Filed as Exhibit or Furnished on Website

Monthly Servicer Report (Series 2004-1 for July 2013)	Exhibit 99(a)(1)
Monthly Servicer Report (Series 2004-1 for August 2013)	Exhibit 99(a)(2)
Monthly Servicer Report (Series 2004-1 for September 2013)	Exhibit 99(a)(3)
Monthly Servicer Report (Series 2003-1 for July 2013)	Exhibit 99(a)(4)
Monthly Servicer Report (Series 2003-1 for August 2013)	Exhibit 99(a)(5)
Monthly Servicer Report (Series 2003-1 for September 2013)	Exhibit 99(a)(6)
Statement of Collection Account Balances as of September 30, 2013	Exhibit 99(b)

A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order

Exhibit 99(c)
Annual True-up of Transition Charges for the Series 2003-1 Transition Bonds filed August 15, 2013	Exhibit 99(d)
Statement of Outstanding Bond Balances Series 2003-1	Exhibit 99(e)(1)
Statement of Outstanding Bond Balances Series 2004-1	Exhibit 99(e)(2)
Semi-Annual Servicer’s Certificate (Series 2003-1 for August 2013)	Exhibit 99(f)

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

Item 6.EXHIBITS

(a)Exhibits:
Exhibits
(99)	Additional Exhibits.
99(a)(1)	—	Monthly Servicer Report (Series 2004-1 for July 2013)
99(a)(2)	—	Monthly Servicer Report (Series 2004-1 for August 2013)
99(a)(3)	—	Monthly Servicer Report (Series 2004-1 for September 2013)
99(a)(4)	—	Monthly Servicer Report (Series 2003-1 for July 2013)
99(a)(5)	—	Monthly Servicer Report (Series 2003-1 for August 2013)
99(a)(6)	—	Monthly Servicer Report (Series 2003-1 for September 2013)
99(b)	—	Statement of Collection Account Balances as of September 30, 2013
99(c)	—

A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order

99(d)	—	Annual True-up of Transition Charges for the Series 2003-1 Transition Bonds filed August 15, 2013
99(e)(1)	—	Statement of Outstanding Bond Balances Series 2003-1
99(e)(2)	—	Statement of Outstanding Bond Balances Series 2004-1
99(f)	—	Semi-Annual Servicer’s Certificate (Series 2003-1 for August 2013)
XBRL Data Files.
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

By	/s/ David M. Davis
David M. Davis
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date:  October 31, 2013

EXHIBIT INDEX

Exhibits
(99)	Additional Exhibits.
99(a)(1)	—	Monthly Servicer Report (Series 2004-1 for July 2013)
99(a)(2)	—	Monthly Servicer Report (Series 2004-1 for August 2013)
99(a)(3)	—	Monthly Servicer Report (Series 2004-1 for September 2013)
99(a)(4)	—	Monthly Servicer Report (Series 2003-1 for July 2013)
99(a)(5)	—	Monthly Servicer Report (Series 2003-1 for August 2013)
99(a)(6)	—	Monthly Servicer Report (Series 2003-1 for September 2013)
99(b)	—	Statement of Collection Account Balances as of September 30, 2013
99(c)	—

A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order

99(d)	—	Annual True-up of Transition Charges for the Series 2003-1 Transition Bonds filed August 15, 2013
99(e)(1)	—	Statement of Outstanding Bond Balances Series 2003-1
99(e)(2)	—	Statement of Outstanding Bond Balances Series 2004-1
99(f)	—	Semi-Annual Servicer’s Certificate (Series 2003-1 for August 2013)
XBRL Data Files.
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document