Form 10-K
period 2013-12-31
ONCOR ELECTRIC DELIVERY TRANSITION BOND CO LLC
filed 2014-02-28
CIK 1100179

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________

FORM 10-K

[Ö]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the Fiscal Year Ended December 31, 2013

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

_______________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes__    No √

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes √    No ___

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes      No √

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes √    No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  √

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ___ Accelerated filer ___ Non-Accelerated filer √    (Do not check if a smaller reporting company)

Smaller reporting company ___

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes___   No √

At February 27, 2014, all outstanding common membership interests in Oncor Electric Delivery Transition Bond Company LLC were held by Oncor Electric Delivery Company LLC.

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

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

1999 Restructuring Legislation	Texas Electric Choice Plan, the legislation that restructured the electric utility industry in Texas to provide for retail competition
2003 Bonds	Refers collectively to the four series of securitization bonds issued in August 2003. Three of these series were retired at maturity in 2007, 2010 and 2013.
2004 Bonds	Refers collectively to the three series of securitization bonds issued in June 2004. Two of these series were retired at maturity in 2009 and 2012.
2013 Form 10-K	Oncor Electric Delivery Transition Bond Company LLC’s Annual Report on Form 10-K for the year ended December 31, 2013
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

Oncor Holdings

Refers to Oncor Electric Delivery Holdings Company LLC, a direct, wholly-owned subsidiary of EFIH and the direct majority owner (approximately 80%) of Oncor, and/or its subsidiaries, depending on context.

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

As noted in SEC filings made by members of the Texas Holdings Group, EFH Corp. and other members of the Texas Holdings Group have engaged in discussions with certain unaffiliated creditors regarding certain of those entities’ capital structures and long-term liquidity, as well as possible restructuring transactions involving those entities.  We believe the “ring-fencing” measures discussed above mitigate the Oncor Ring-Fenced Entities’ exposure to a bankruptcy or other restructuring transaction involving members of the Texas Holdings Group.

Legislative Background

In September 1999, the Texas legislature passed the 1999 Restructuring Legislation to restructure the electric utility industry in Texas.  The 1999 Restructuring Legislation provided for a transition to competition in the retail and generation markets for electricity beginning in January 2002, and provided for recovery of certain costs previously incurred by electric utilities.  These costs consist of generation-related regulatory assets as well as stranded costs, which represent the excess of net book value over market value of generation assets (as such regulatory and generation assets are defined by the 1999 Restructuring Legislation).  The 1999 Restructuring Legislation authorized the PUCT to issue a financing order approving the issuance of Transition Bonds to facilitate the recovery of generation-related regulatory assets and stranded costs.  The PUCT issued the Financing Order to Oncor on August 5, 2002.  Recovery of the Transition Bonds’ principal, interest and other expenses is provided through irrevocable, nonbypassable charges (transition charges) assessed on substantially all existing and future retail electricity customers within Oncor’s certificated service territory as it existed on May 1, 1999.

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

Administration Fees — Oncor and the company have also entered into an administration agreement, whereby Oncor provides administrative services to us, such as accounting, clerical, secretarial and other administrative services, at a fixed fee per year.  As long as Oncor or its affiliate or agent act as administrator, the annual administration fee will be $50,000, payable in arrears on each payment date.  Oncor, as administrator, is limited under the terms of the administration agreement to total compensation in the form of the annual administration fee of $50,000 plus any fees paid to third parties on our behalf.

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

Required Item	Filed as Exhibit or Furnished on Website

Monthly Servicer Report (Series 2004-1 for October 2013)	Exhibit 99(a)(1)
Monthly Servicer Report (Series 2004-1 for November 2013)	Exhibit 99(a)(2)
Monthly Servicer Report (Series 2004-1 for December 2013)	Exhibit 99(a)(3)
Monthly Servicer Report (Series 2003-1 for October 2013)	Exhibit 99(a)(4)
Monthly Servicer Report (Series 2003-1 for November 2013)	Exhibit 99(a)(5)
Monthly Servicer Report (Series 2003-1 for December 2013)	Exhibit 99(a)(6)
Statement of Collection Account Balances as of December 31, 2013	Exhibit 99(b)

A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order

Exhibit 99(c)
Annual True-up of Transition Charges for the Series 2004-1 Transition Bonds filed May 15, 2013	Exhibit 99(d)(1)
Annual True-up of Transition Charges for the Series 2003-1 Transition Bonds filed August 15, 2013	Exhibit 99(d)(2)
Statement of Outstanding Bond Balances Series 2003-1	Exhibit 99(e)(1)
Statement of Outstanding Bond Balances Series 2004-1	Exhibit 99(e)(2)
Semi-Annual Servicer’s Certificate (Series 2004-1 for November 2013)	Exhibit 99(f)

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

The Transition Bonds are not insured or guaranteed by Oncor, including in its capacity as servicer, by EFH Corp. or any of its affiliates, by the Indenture Trustee or by any other person or entity.  Thus, reliance for payment of the Transition Bonds must be based upon collections of the related transition charges, available funds on deposit in the applicable trust accounts held by the Indenture Trustee and any other credit enhancements described in the applicable prospectus supplement related to a series of Transition Bonds.  The 2003 Bonds and the 2004 Bonds are payable only from collateral that secures each such series and not from transition charges imposed and collected for any other series of Transition Bonds.  Our organizational documents restrict the right to acquire other assets unrelated to the transactions described therein.

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

Further Legislative Action May Reduce the Value of An Investment in Transition Bonds.  The value of an investment in Transition Bonds may decline due to legislative action.  For example:

(a)Future Texas Legislative Action May Invalidate the Transition Bonds or the Transition Property, which is the Primary Source of Payments on the Transition Bonds.  Unlike many other states (including California, Massachusetts and Michigan), the citizens of the State of Texas do not have the constitutional right to adopt or revise laws by initiative or referendum.  Thus, absent any amendment of the constitution of the State of Texas, the 1999 Restructuring Legislation cannot be amended or repealed by direct action of the electorate.  The Texas legislature may repeal the 1999 Restructuring Legislation, or amend the 1999 Restructuring Legislation in a way that limits or alters the transition property so as to reduce its value.  However, under the 1999 Restructuring Legislation, the State of Texas has pledged for the benefit and protection of Oncor and all financing parties that it (including the PUCT) will not take or permit any action to be taken that would impair the value of the transition property.

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

(b)The 1999 Restructuring Legislation May be Overturned by the Federal Government Without Full Compensation.  The United States Congress or a federal agency may decide that it can preempt the Texas legislature and pass a law or adopt a rule or regulation prohibiting or limiting the collection of transition charges, or otherwise affecting the energy industry.  A prohibition of this nature could negate the existence of transition property.  As of the date of this report, neither the House nor the Senate committees having primary relevant jurisdiction are considering, or indicated an intent to consider, the prohibition of the recovery of stranded costs or transition charges.  We cannot predict whether any future bills that prohibit the recovery of stranded costs or regulatory assets, or securitized financing for the recovery of stranded costs, will become law or, if they become law, what their final form or effect will be.  We can give no assurance that a court would consider the preemption by federal law of the Texas 1999 Restructuring Legislation a taking of property from us or from the holders of the Transition Bonds.  Moreover, even if this preemption of the 1999 Restructuring Legislation and/or the Financing Order by the federal government were considered a taking under the US Constitution for which the government had to pay the estimated market value of the taken transition property at the time of the taking, we can give no assurance that this compensation would be sufficient to pay the full amount of principal of and interest on the Transition Bonds or to pay such amounts on a timely basis.

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

(c)The PUCT May Take Future Actions, Which May Reduce the Value of an Investment in Transition Bonds.  The 1999 Restructuring Legislation provides that the Financing Order is irrevocable upon issuance and is not subject to reduction, impairment or adjustment by further action of the PUCT, except for the true-up adjustments.  The State of Texas (including the PUCT) has pledged that it will not take or permit any action to amend, alter or impair the value of transition property created under the Financing Order, except as permitted in true-up adjustments, until the principal, interest and premium, if any, and any other charges incurred and contracts to be performed in connection with the Transition Bonds have been paid and performed in full.  The PUCT guarantees that it will take specific actions pursuant to the Financing Order, as expressly authorized by the 1999 Restructuring Legislation, to ensure that transition charge revenues are sufficient to pay principal and interest on the Transition Bonds. However, the PUCT retains the power to adopt, revise or rescind rules or regulations affecting the seller or a successor utility.  The PUCT also retains the power to interpret the Financing Order.  Any new or amended regulations or orders by the PUCT, for example, could affect the ability of the servicer to collect the transition charges in full and on a timely basis.  The seller of the transition property has agreed to take legal or administrative action to resist any PUCT rule, regulation or decision that would reduce the value of the transition property.  We cannot assure an investor that the seller would be successful in its efforts.  Thus, future PUCT rules, regulations or decisions may adversely affect the rating of the Transition Bonds, their price or the rate of transition charge collections and, accordingly, the amortization of Transition Bonds and their weighted average lives.  As a result, an investor could suffer a loss in connection with an investment in Transition Bonds.

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

•	REPs who collect payments arising from the transition charges, but who may fail to remit retail customer charges to the servicer in a timely manner;
•	adverse impacts on the servicer’s ability to access transition charges resulting from a REP’s bankruptcy, or
•	the failure of REPs to submit accurate and timely information to the servicer regarding their collections and charge-offs. See “It May Be Difficult to Collect Transition Charges from REPs” below.

There are Uncertainties Associated with Collecting the Transition Charges.  The predictions associated with billing and collecting transition charges are based primarily on historical collection of payments and forecasted energy usage for which Oncor has records available.  These usage and collection records, however, may not reflect customers’ future payment patterns or energy usage in the competitive market.  A shortfall or material delay in collecting transition charges, including as a result of a bankruptcy involving a REP, could result in Transition Bond principal not being paid according to the expected amortization schedule, lengthening the weighted average life of the Transition Bonds, or in principal and interest not being paid at all.  As a result, an investor could suffer a loss in connection with the investment.

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

It May Be Difficult to Collect Transition Charges from REPs.  As part of the restructuring of the Texas electric industry, retail customers in Oncor’s service territory began, as of January 1, 2002, purchasing electricity and related services from REPs rather than Oncor.  Oncor is not permitted to sell electricity directly to retail customers.  EFH Corp. currently has affiliated REPs that provide electricity and related services to retail customers in Oncor’s service territory.  In the future, EFH Corp. may establish additional affiliated REPs or divest itself of one or more affiliated REPs.  The 1999 Restructuring Legislation requires Oncor to allow each REP, including EFH Corp.’s affiliated REPs, pursuant to a tariff to be filed by Oncor and approved by the PUCT, to issue a single bill to customers purchasing electricity from that REP.  This single bill includes all charges related to purchasing electricity from the REP, including delivery services from Oncor and the applicable transition charges.  Retail customers pay transition charges to REPs who supply them with electric power.  The REPs are obligated to remit payments of transition charges to the servicer less a specified percentage allowance for charge-offs or delinquent customer accounts whose service has been terminated, within 35 days of billing from the servicer, even if the REPs do not collect the charges from retail customers.  The charge-off percentage is initially based on the servicer’s system-wide charge-off percentage but is recalculated annually for each REP in conjunction with the true-up adjustment process.  Each REP’s recourse for transition charge payments remitted to the servicer but not collected ultimately from customers is limited to a credit against future transition charge payments unless the REP and the servicer agree to alternative arrangements, but in no event will the REP have recourse to us or our funds for such payments.  In the event that the REP does not pay the transition charges to the servicer, the servicer will have the right to collect transition charges directly from those retail customers who receive their electricity bills from the REP and have not paid the REP.  REPs bill most retail customers for the transition charges, and as a result we have to rely on a relatively small number of entities for the collection of the bulk of the transition charges.  The servicer does not pay any shortfalls resulting from the failure of any REP to forward transition charge collections.  This may adversely affect an investment in Transition Bonds because:

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
•

The bankruptcy of a REP may cause a delay in or prohibition of the enforcement of rights against the REP, including the right to payment to the servicer of transition charges previously collected by the REP or the ability to access credit support provided by the REP, or may cause the REP to fail to comply with financial provisions of the 1999 Restructuring Legislation or other state law.

•

Any security deposit or other form of credit support made or deposited by a REP may not be sufficient to cover any shortfalls resulting from a failure of that REP to forward transition charges to Oncor as servicer.

Oncor has tariffs in place to assure adequate credit worthiness of any REP to support the REP’s obligation to collect securitization bond-related charges (transition charges) on behalf of the company.  REPs who do not have a long-term unsecured credit rating of at least “BBB-” and “Baa3” (or the equivalent from Standard & Poor’s Rating Services and Moody’s Investors Services, Inc., respectively) will be required to provide (i) a cash deposit, (ii) an affiliate guarantee, surety bond or letter of credit or (iii) some combination of these forms of credit support to the Indenture Trustee.  The amount of such credit support will equal two months’ maximum expected collections of transition charges, as determined by the servicer and agreed to by the REP, and any cash deposits will be deposited in a REP security deposit subaccount with the Indenture Trustee.

Under these provisions, as a result of TCEH’s credit rating being below investment grade, TCEH, the parent of Oncor’s affiliated REPs, is required to post collateral support in an amount equal to estimated transition charges over specified time periods.  At December 31, 2013, TCEH had posted collateral support of approximately $9 million with the Indenture Trustee for our benefit.

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

Limits on Rights to Terminate Service May Make it More Difficult to Collect Transition Charges.  An important element of an electric utility’s policies and procedures relating to credit and collections is the right to terminate or disconnect service on account of nonpayment.  The Financing Order provides that the sale of transition property by Oncor includes all rights of Oncor to authorize disconnection of electric service for nonpayment of transition charges.  The Financing Order provides that, if the servicer is billing customers for transition charges, the servicer shall have the right to terminate service for nonpayment of transition charges pursuant to the PUCT rules.  Nonetheless, Texas statutory requirements and the rules and regulations of the PUCT, which may change from time to time, regulate and control the right to terminate service.  Oncor’s affiliated REP and the other REPs may not terminate service to a customer on (1) a weekend day, holiday or the day immediately preceding such a day in certain circumstances, (2) a day when the previous day’s high temperature did not exceed 32 degrees Fahrenheit and is predicted to remain at or below that level for the next 24 hours or (3) a day for which the National Weather Service issues a heat advisory for any county in the service territory, or when a heat advisory has been issued for either of the two prior calendar days.  As a result, REPs must provide service to these customers during this period even if they are not recouping transition charges from these customers.  This could cause a REP to go out of business, which may reduce the amount of transition charge collections available for payments on the Transition Bonds, although any associated reduction in payments would be factored into the transition charge true-up adjustments.

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

The 1999 Restructuring Legislation provides that our rights to the transition property are not affected by the commingling of these funds with other funds.  In a bankruptcy of a REP, however, a bankruptcy court might rule that federal bankruptcy law takes precedence over the 1999 Restructuring Legislation and does not recognize our right to receive the collected transition charges that are commingled with other funds of a REP as of the date of bankruptcy.  If so, the collected transition charges held by a REP prior to or as of the date of bankruptcy would not be available to us to pay amounts owed on the Transition Bonds.  In this case, we would have only a general unsecured claim against that REP for those amounts.  This decision could cause material delays in payment or losses on the Transition Bonds and could materially reduce the value of an investment in Transition Bonds, especially with respect to a default by TXU Energy, the largest REP in Oncor’s service territory.  See “Management’s Discussion and Analysis ─ Business” regarding potential restructuring transactions involving EFH Corp. and other members of the Texas Holdings Group.

If a REP Enters Bankruptcy Proceedings, Transition Charge Payments Made by that REP to the Servicer May Constitute Preferences, and the Servicer May be Required to Return such Funds to the Bankruptcy Estate of the REP.    In the event of a bankruptcy of a REP, a party-in-interest may take the position that the remittance of funds prior to bankruptcy to the servicer, pursuant to the Financing Order, constitutes a preference under bankruptcy law.  If a court were to hold that the remittance of funds constitutes a preference, any such remittance within 90 days of the filing of the bankruptcy petition could be avoidable, and the funds could be required to be returned to the bankruptcy estate of the REP by us or the servicer.  To the extent that transition charges have been commingled with the general funds of the REP, the risk that a court would hold that a remittance of funds was a preference would increase.  We or the servicer may be considered an "insider" with any REP that is affiliated with us or the servicer. If we or the servicer is considered to be an "insider" of the REP, any such remittance made within one year of the filing of the bankruptcy petition could be avoidable as well if the court were to hold that such remittance constitutes a preference. In either case, we or the servicer would merely be an unsecured creditor of the REP.  If any funds were required to be returned to the bankruptcy estate of the REP, we would expect that the amount of any future transition charges would be increased through the true-up mechanism to recover the amount returned.  See “Management’s Discussion and Analysis ─ Business” regarding potential restructuring transactions involving EFH Corp. and other members of the Texas Holdings Group.

If the Servicer Enters Bankruptcy Proceedings, the Remittance of Funds Prior to Bankruptcy of the Servicer May Constitute Preferences, Which Means These Funds Would Be Unavailable to Pay Amounts Owing on the Transition Bonds.  In the event of a bankruptcy of the servicer, a party-in-interest may take the position that the remittance of funds prior to bankruptcy of the servicer, pursuant to the Financing Order, constitutes a preference under bankruptcy law.  If a court were to hold that the remittance of funds constitutes a preference, any such remittance within 90 days of the filing of the bankruptcy petition could be avoidable, and the funds could be required to be returned to the bankruptcy estate of the servicer.  To the extent that transition charges have been commingled with the general funds of the servicer, the risk that a court would hold that a remittance of funds was a preference would increase.  In such case, we would merely be an unsecured creditor of the servicer.  If any funds were required to be returned to the bankruptcy estate of the servicer, we would expect that the amount of any future transition charges would be increased through the true-up mechanism to recover the amount returned.

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

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the fiscal years ended December 31, 2013, 2012 and 2011 should be read in conjunction with our audited consolidated financial statements and the notes to those statements.

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

As noted in SEC filings made by members of the Texas Holdings Group, EFH Corp. and other members of the Texas Holdings Group have engaged in discussions with certain unaffiliated creditors regarding certain of those entities’ capital structures and long-term liquidity, as well as possible restructuring transactions involving those entities.  We believe the “ring-fencing” measures discussed above mitigate the Oncor Ring-Fenced Entities’ exposure to a bankruptcy or other restructuring transaction involving members of the Texas Holdings Group.

Sale of Noncontrolling Interests by Oncor

In November 2008, Oncor sold equity interests to Texas Transmission for $1.254 billion in cash.  The investor group is led by certain firms from Canada and Singapore and is not affiliated with any member of the Sponsor Group, Texas Holdings or EFH Corp.  Oncor also indirectly sold equity interests to certain members of its board of directors and its management team.  Accordingly, after giving effect to all equity issuances, at December 31, 2013, Oncor’s ownership was as follows: 80.03% held by Oncor Holdings and indirectly by EFH Corp., 19.75% held by the investor group and the remaining 0.22% held indirectly by certain members of Oncor’s management and board of directors.

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

Regulation —  Our business meets the applicability criteria of accounting standards related to the effect of certain types of regulation. These standards recognize the cost-based rate-making process, which may result in differences in the application of US GAAP between regulated and non-regulated entities.

Revenue Recognition — Our revenue includes an estimate for the transition charges billed to REPs by Oncor, as servicer, from the billed meter reading date to the end of the period (unbilled revenue).  For electricity delivery services billed on the basis of kWh volumes, unbilled revenue is based on data collected through Oncor’s advanced metering system.    For other electricity delivery services, unbilled revenue is based on average daily revenues for the most recent period applied to the number of unmetered days through the end of the period.    Accrued unbilled revenues totaled $8,861,000 and $7,576,000 at December 31, 2013 and 2012, respectively.

RESULTS OF OPERATIONS — 2013 compared to 2012 and 2012 compared to 2011

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

Transition charge revenue increased 3% for the year ended December 31, 2013 reflecting higher electricity volumes delivered by Oncor due to the effects of colder winter weather in 2013 as compared to 2012, partially offset by lower transition charge tariff rates reflecting annual true-ups.  Transition charge revenue decreased 5% for the year ended December 31, 2012 primarily reflecting lower electricity volumes delivered by Oncor due to the effects of milder weather in 2012 as compared to 2011.

Interest expense decreased 24% and 18%, for the years ended December 31, 2013 and 2012, respectively, and will continue to decrease each period, reflecting lower average debt balances due to scheduled principal payments on the Transition Bonds.

Amortization of transition property increased 5% for each of the years ended December 31, 2013 and 2012,  and will continue to increase each period, reflecting increased principal payments on the Transition Bonds.  See discussion under “Amortization” in Note 1 to Financial Statements.

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

FINANCIAL CONDITION — 2013 compared to 2012 and 2012 compared to 2011

Cash Flows —  Cash provided by operating activities increased $4,593,000, or 4%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012.  The increase was driven by lower cash interest payments of $6,008,000 as a result of principal payments that have been made on the Transition Bonds,  higher transition charge revenues of $5,005,000 reflecting true-up adjustments and colder winter weather in 2013 compared to 2012 and a $76,000 increase in customer deposits received (reported in other current liabilities on the balance sheet), partially offset by a  $6,496,000 increase in accounts receivable.

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

Cash used in financing activities increased 5% for each of the years ended December 31, 2013 and 2012.  The increases were driven by scheduled principal payments on the Transition Bonds.

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

At December 31, 2013, restricted cash included the balances in the capital subaccount totaling $2,500,000 and $3,949,000 for the 2003 Bonds and the 2004 Bonds, respectively, which are equal to the required levels under the Indenture.  Additionally, at December 31, 2013, the balance in the over-collateralization subaccount for the 2003 Bonds totaled $2,083,000, and for the 2004 Bonds totaled $3,126,000, which are equal to the respective required levels.  Required levels are determined at the respective scheduled payment dates.  Required level amounts reported above are as of the most recent payment dates.  There are no penalties as a result of being above or below the required levels in the capital and over-collateralization subaccounts.  Any future shortfalls in the subaccounts for either series of Transition Bonds would be addressed in future true-up filings.

Member’s Interest — Subject to certain provisions of the Indenture and favorable interest rates, we receive interest income with respect to the Indenture Trustee reserve account and capital subaccounts.  Cash distributions to Oncor, the amounts of which represent interest income released by the Indenture Trustee, totaled zero for each of the years ended December 31, 2013, 2012 and 2011.  Distributions are recorded as a reduction in member’s interest.  We intend to periodically distribute to Oncor interest income in the Indenture Trustee reserve account and the capital subaccounts as released by the Indenture Trustee.

FINANCING ACTIVITIES

Our financing activities are limited to issuance of the Transition Bonds.  There is no provision to allow for any other borrowings.

Covenants and Cross Default Provisions — The terms of the Indenture contain various covenants, including payment covenants, covenants to file certain information with the SEC and covenants to deliver certain information to the Indenture Trustee.  At December 31, 2013, we were in compliance with such covenants.

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
•

the operational and financial ability of REPs to bill and collect transition charges and make timely payments of amounts billed by the servicer to the REPs for transition charges,  including as a result of a backruptcy involving a REP, and

•	a material reduction in the number of retail customers who pay transition charges.

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

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of

Oncor Electric Delivery Transition Bond Company LLC

Dallas, Texas

We have audited the accompanying balance sheets of Oncor Electric Delivery Transition Bond Company LLC (the “Company”) as of December 31, 2013 and 2012, and the related statements of income, cash flows and member’s interest for each of the three years in the period ended December 31, 2013.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Oncor Electric Delivery Transition Bond Company LLC as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Dallas, Texas

February 27, 2014

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

STATEMENTS OF INCOME

	Year Ended December 31,
	2013	2012	2011
	(thousands of dollars)
Operating revenues:
Transition charge revenue:
Nonaffiliates	$106,200	$100,655	$98,824
Affiliates	42,533	43,073	51,737
Investment income	2	2	1
Total operating revenues	148,735	143,730	150,562
Operating expenses:
Interest expense	20,090	26,274	31,908
Amortization of transition property	126,125	119,903	114,315
Over/(under) recovery of transition charges	1,690	(3,277)	3,509
Servicing fees, administrative and general expenses	830	830	830
Total operating expenses	148,735	143,730	150,562
Net income	$-	$-	$-

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(thousands of dollars)
Cash flows – operating activities:
Net income	$-	$-	$-
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of transition property	126,125	119,903	114,315
Over/(under) recovery of transition charges	1,690	(3,277)	3,509
Changes in operating assets	(4,484)	2,012	(94)
Changes in operating liabilities	(1,918)	(1,818)	(328)
Cash provided by operating activities	121,413	116,820	117,402
Cash flows – financing activities:
Repayment of debt	(124,648)	(118,609)	(113,085)
Cash used in financing activities	(124,648)	(118,609)	(113,085)
Cash flows – investing activities:
Change in restricted funds	3,236	1,790	(4,317)
Cash provided by (used in) investing activities	3,236	1,790	(4,317)
Net change in cash and cash equivalents	1	1	-
Cash and cash equivalents – beginning balance	2	1	1
Cash and cash equivalents – ending balance	$3	$2	$1
Supplemental cash flow disclosures:
Cash interest payments	$21,568	$27,576	$33,145

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

BALANCE SHEETS

	At December 31,
	2013	2012
	(thousands of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$3	$2
Restricted cash (Note 5)	51,946	55,182
Transition charge receivable:
Nonaffiliates	15,660	14,203
Affiliates	6,821	3,794
Total current assets	74,430	73,181
Investments:
Restricted funds held in trust (Note 5)	16,449	16,449
Transition property, net of accumulated amortization of $1,009,225 and $883,100	280,552	406,677
Total assets	$371,431	$496,307
LIABILITIES AND MEMBER'S INTEREST
Current liabilities:
Long-term debt due currently (Note 3)	$131,387	$124,648
Accounts payable – affiliate	265	265
Accrued interest	3,509	4,987
Other current liabilities	5,317	5,757
Total current liabilities	140,478	135,657
Transition bonds (Note 3)	179,555	310,942
Regulatory liability (Note 1)	34,975	33,285
Total liabilities	355,008	479,884
Member’s interest (Note 4)	16,423	16,423
Total liabilities and member's interest	$371,431	$496,307

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

STATEMENTS OF MEMBER’S INTEREST

	Year Ended December 31,
	2013	2012	2011
	(thousands of dollars)
Member's interest:
Balance at beginning of year	$16,423	$16,423	$16,423
Distributions paid to parent	-	-	-
Net income	-	-	-
Total member's interest at end of year	$16,423	$16,423	$16,423

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

NOTES TO FINANCIAL STATEMENTS

1.DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation

Our financial statements have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.  All dollar amounts in the financial statements and tables in the notes are stated in US dollars unless otherwise indicated.

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

Regulatory Assets and Liabilities

Our business meets the applicability criteria of accounting standards related to the effect of certain types of regulation. These standards recognize the cost-based rate-making process, which may result in differences in the application of US GAAP between regulated and non-regulated entities.  The regulatory liability balances of $34,975,000 and $33,285,000 at December 31, 2013 and 2012, respectively, consist of over-recovery of transition charges as discussed below.

Revenue Recognition

We record revenue for transition charges under the accrual method of accounting.  Transition charges are billed by Oncor, as servicer, to REPs for their connected customers on the basis of periodic cycle meter readings.  Our revenue includes an estimate of the transition charges for the period from the billed meter reading date to the end of the period (unbilled revenue).  For electricity delivery services billed on the basis of kWh volumes, unbilled revenue is based on data collected through Oncor’s advanced metering system.    For other electricity delivery services, unbilled revenue is based on average daily revenues for the most recent period applied to the number of unmetered days through the end of the period.  Accrued unbilled revenues totaled $8,861,000 and $7,576,000 at December 31, 2013 and 2012, respectively.

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

2.    RELATED–PARTY TRANSACTIONS

Pursuant to administration and servicing agreements between us and Oncor, Oncor furnishes to us, at a fixed fee per year, billing, payment processing, collection, accounting and other administrative services, which are reflected as administrative and general expenses in the income statement.  Our expenses for servicing and administration activities performed by Oncor totaled approximately $826,000 in each of the years ended December 31, 2013, 2012 and 2011.

Transition charges billed to the REP subsidiaries of TCEH, which are included in operating revenues, totaled $42,533,000, $43,073,000 and $51,737,000 in the years ended December 31, 2013, 2012 and 2011, respectively.  The balance of the transition charge receivable due from the REP subsidiaries of TCEH totaled $6,821,000 and $3,794,000 at December 31, 2013 and 2012, respectively.  Transition charge receivable from affiliates at December 31, 2012 reflects timing of payments in 2012.

Oncor, as servicer of the Transition Bonds, collects security deposits from REPs for payment of the REPs’ transition charges and remits these amounts to the Indenture Trustee as they are collected.  No amounts were outstanding from Oncor at December 31, 2013 and 2012.  Oncor reviews the security amount for the REPs quarterly and requests increases when required.  At December 31, 2013 and 2012, the Indenture Trustee held security in the amount of $9,395,000 and $10,927,000, respectively, for the REP subsidiaries of TCEH.

Also see discussion in Note 4 regarding cash distributions.

3.    FINANCING ARRANGEMENTS

Long-Term Debt

At December 31, 2013 and 2012, our long-term debt (Transition Bonds) consisted of the following:

	At December 31,
	2013	2012
	(thousands of dollars)
4.950% Fixed Series 2003 Bonds due in semi-annual installments through February 15, 2013	$-	$9,894
5.420% Fixed Series 2003 Bonds due in semi-annual installments through August 15, 2015	105,984	145,000
5.290% Fixed Series 2004 Bonds due in semi-annual installments through May 15, 2016	204,958	280,696
Total	310,942	435,590
Less amount due currently	(131,387)	(124,648)
Total long-term debt	$179,555	$310,942

The transition property sold to us, as well as restricted cash of $6,449,000 in the capital subaccount at December  31, 2013 and 2012,  is pledged as collateral for the Transition Bonds.  Collections of transition charges will be used to pay the principal, interest and associated costs of the Transition Bonds.  We are required to maintain restricted cash pledged as collateral for the Transition Bonds in an amount equal to 0.50% of the initial aggregate principal amount of Transition Bonds outstanding.  Should the transition charges collected through the specified payment dates listed above not provide adequate funds to make the scheduled payments of principal, the transition charges can continue to be collected for approximately two years before the Transition Bonds go into default for nonpayment of principal.

Maturities (in thousands of dollars) for the years 2014 through 2016 of our long‑term debt instruments outstanding at December 31, 2013, are as follows:

Year	Amount
2014	$131,387
2015	138,421
2016	41,134
Total	$310,942

The fair value of the outstanding Transition Bonds was approximately $328,074,000 and $471,448,000 at December 31, 2013 and 2012, respectively.  The fair values are estimated based upon market values as determined by quoted market prices, representing Level 1 valuations under accounting standards related to the determination of fair value.

Covenants

The terms of the Indenture contain various covenants, including payment covenants, covenants to file certain information with the SEC and covenants to deliver certain information to the Indenture Trustee.  As of December  31, 2013 and 2012, we were in compliance with these covenants.

4.    MEMBER’S INTEREST

Subject to certain provisions of the Indenture and favorable interest rates, we receive interest income with respect to the Indenture Trustee reserve account and capital subaccounts.  Cash distributions to Oncor, the amounts of which represent interest income released by the Indenture Trustee, totaled zero in each of the years ended December  31, 2013, 2012 and 2011.  Distributions are recorded as a reduction in member’s interest.

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

	Balance Sheet Classification
	At December 31, 2013		At December 31, 2012
	Current Assets	Investment	Current Assets	Investment
	(thousands of dollars)
Collections related to Transition Bonds used only to service debt and pay expenses (includes over-collateralization subaccount of $5,209, $—, $4,673 and $—)	$51,946	$-	$55,182	$-
Funds for payment of fees associated with Transition Bonds (Indenture Trustee reserve account)	-	10,000	-	10,000
Reserve for shortfalls of Transition Bond charges (capital subaccount)	-	6,449	-	6,449
Total	$51,946	$16,449	$55,182	$16,449

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.   CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect at December 31, 2013.  Based on the evaluation performed, our management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective.  During the most recent fiscal quarter covered by this report, no changes in internal controls over financial reporting have occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

1.the annual review and preapproval by the Audit Committee of all anticipated audit and non-audit services, and

2.the quarterly preapproval by the Audit Committee of services, if any, not previously approved and the review of the status of previously approved services.

The Audit Committee may also approve certain on-going non-audit services not previously approved in the limited circumstances provided for in the SEC rules.  All services performed in 2013 by Deloitte & Touche LLP, the member firms of Deloitte & Touche Tohmatsu and their respective affiliates (“Deloitte & Touche”) were preapproved.

The policy defines those non-audit services which Oncor’s independent registered public accounting firm may also be engaged to provide as follows:

1.Audit related services, including:

(a)due diligence, accounting consultations and audits related to mergers, acquisitions and divestitures;

(b)employee benefit plan and political action plan audits;

(c)accounting and financial reporting standards consultation;

(d)internal control reviews, and

(e)attest services, including agreed upon procedures reports that are not required by statute or regulation.

2.Tax related services, including:

(a)tax compliance;

(b)general tax consultation and planning;

(c)tax advice related to mergers, acquisitions, and divestitures, and

(d)communications with and request for rulings from tax authorities.

3.Other services, including:

(a)process improvement, review and assurance;

(b)litigation and rate case assistance;

(c)forensic and investigative services, and

(d)training services.

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

For the years ended December 31, 2013 and 2012, fees billed (in US dollars) to us by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates were as follows:

	Years Ended December 31,
	2013	2012
Audit Fees. Fees for services necessary to perform the annual audit, review SEC filings, fulfill statutory and other attest service requirements and provide comfort letters and consents	$200,000	$272,000
Audit-Related Fees. Fees for services including internal control reviews, attest services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards	30,000	30,000
Tax Fees.	-	-
All Other Fees.	-	-
Total	$230,000	$302,000

PART IV

Item 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The financial statements’ schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

Oncor Electric Delivery Transition Bond Company LLC Exhibits to 2013 Form 10-K
Exhibits	Previously Filed* With File Number	As Exhibit
3(i)	Articles of Incorporation.
3(a)	333-91935 Form 8-K (filed August 28, 2003)	4(b)	—	Amended and Restated Certificate of Formation dated as of August 11, 2003.
3(b)	333-91935 Form 10-Q/A (filed May 17, 2004)	3(a)(1)	—	Certificate of Amendment to Amended and Restated Certificate of Formation dated as of May 13, 2004.
3(c)	333-91935 Form 10-Q (filed May 15, 2007)	3(c)	—	Certificate of Amendment to Amended and Restated Certificate of Formation dated as of April 20, 2007.
3(ii)	By-laws.
3(d)	333-91935 Form 8-K (filed August 28, 2003)	4(a)	—	Amended and Restated Limited Liability Company Agreement dated as of August 21, 2003.
3(e)	333-91935 Form 10-Q/A (filed May 17, 2004)	3(b)(1)	—	First Amendment to Amended and Restated Limited Liability Company Agreement dated as of May 13, 2004.
4	Instruments Defining the Rights of Security Holders.
4(a)	333-91935 (Form 8-K filed August 28, 2003)	4(c)	—	Indenture dated as of August 21, 2003.
4(b)	333-91935 (Form 8-K filed August 28, 2003)	4(d)	—	Series 2003-1 Supplement dated as of August 21, 2003.
4(c)	333-91935 (Form 8-K filed June 14, 2004)	4	—	Series 2004-1 Supplement dated as of June 7, 2004.
10	Material Contracts.
10(a)	333-91935 (Form 8-K filed August 28, 2003)	10(a)	—	Series 2003-1 Transition Property Purchase and Sale Agreement dated as of August 21, 2003.
10(b)	333-91935 (Form 8-K filed August 28, 2003)	10(b)	—	Series 2003-1 Transition Property Servicing Agreement dated as of August 21, 2003.

10(c)	333-91935 (Form 8-K filed June 14, 2004)	10(a)	—	Series 2004-1 Transition Property Purchase and Sale Agreement dated as of June 7, 2004.
10(d)	333-91935 (Form 8-K filed June 14, 2004)	10(b)	—	Series 2004-1 Transition Property Servicing Agreement dated as of June 7, 2004.
10(e)	333-91935 (Form 8-K filed August 28, 2003)	10(c)	—	Administration Agreement dated as of August 21, 2003.
23	Consent of Experts.
23			—	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm for Oncor Electric Delivery Transition Bond Company LLC.
31	Rule 13a – 14(a)/15d – 14(d) Certifications.
31			—	Certification of David M. Davis, principal financial officer of Oncor Electric Delivery Transition Bond Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
99	Additional Exhibits.
99(a)(1)			—	Monthly Servicer Report (Series 2004-1 for October 2013)
99(a)(2)			—	Monthly Servicer Report (Series 2004-1 for November 2013)
99(a)(3)			—	Monthly Servicer Report (Series 2004-1 for December 2013)
99(a)(4)			—	Monthly Servicer Report (Series 2003-1 for October 2013)
99(a)(5)			—	Monthly Servicer Report (Series 2003-1 for November 2013)
99(a)(6)			—	Monthly Servicer Report (Series 2003-1 for December 2013)
99(b)			—	Statement of Collection Account Balances as of December 31, 2013
99(c)			—

A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order

99(d)(1)	333-91935 (Form 10-Q filed August 2, 2013)	99(d)	—	Annual True-up of Transition Charges for the Series 2004-1 Transition Bonds filed May 15, 2013
99(d)(2)	333-91935 (Form 10-Q filed November 1, 2013)	99(d)	—	Annual True-up of Transition Charges for the Series 2003-1 Transition Bonds filed August 15, 2013
99(e)(1)			—	Statement of Outstanding Bond Balances Series 2003-1
99(e)(2)			—	Statement of Outstanding Bond Balances Series 2004-1
99(f)			—	Semi-Annual Servicer’s Certificate (Series 2004-1 for November 2013)

XBRL Data Files.
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Oncor Electric Delivery Transition Bond Company LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOR ELECTRIC DELIVERY
TRANSITION BOND COMPANY LLC

Date: February 27, 2014
By /s/ ROBERT S. SHAPARD
(Robert S. Shapard, as Chairman and Chief Executive of Oncor Electric Delivery Company LLC, the Servicer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Oncor Electric Delivery Transition Bond Company LLC and in the capacities and on the date indicated.

	Signature	Title	Date

/s/	ROBERT S. SHAPARD	Principal Executive
	(Robert S. Shapard, Manager, Chairman of	Officer and Manager	February 27, 2014
the Board and Chief Executive)

/s/	DAVID M. DAVIS	Principal Financial Officer
	(David M. Davis, Manager, Senior Vice President and	and Manager	February 27, 2014
Chief Financial Officer)

/s/	RICHARD C. HAYS	Principal Accounting Officer	February 27, 2014
(Richard C. Hays, Controller)

/s/	DON J. CLEVENGER	Manager	February 27, 2014
(Don J. Clevenger, Manager, Vice President, Secretary and
Chief Legal Officer)

Manager
(Richard F. Klumpp, Manager)

Manager
(Thomas M. Strauss, Manager)

EXHIBIT INDEX

Exhibits	Previously Filed* With File Number	As Exhibit
3(i)	Articles of Incorporation.
3(a)	333-91935 Form 8-K (filed August 28, 2003)	4(b)	—	Amended and Restated Certificate of Formation dated as of August 11, 2003.
3(b)	333-91935 Form 10-Q/A (filed May 17, 2004)	3(a)(1)	—	Certificate of Amendment to Amended and Restated Certificate of Formation dated as of May 13, 2004.
3(c)	333-91935 Form 10-Q (filed May 15, 2007)	3(c)	—	Certificate of Amendment to Amended and Restated Certificate of Formation dated as of April 20, 2007.
3(ii)	By-laws.
3(d)	333-91935 Form 8-K (filed August 28, 2003)	4(a)	—	Amended and Restated Limited Liability Company Agreement dated as of August 21, 2003.
3(e)	333-91935 Form 10-Q/A (filed May 17, 2004)	3(b)(1)	—	First Amendment to Amended and Restated Limited Liability Company Agreement dated as of May 13, 2004.
4	Instruments Defining the Rights of Security Holders.
4(a)	333-91935 (Form 8-K filed August 28, 2003)	4(c)	—	Indenture dated as of August 21, 2003.
4(b)	333-91935 (Form 8-K filed August 28, 2003)	4(d)	—	Series 2003-1 Supplement dated as of August 21, 2003.
4(c)	333-91935 (Form 8-K filed June 14, 2004)	4	—	Series 2004-1 Supplement dated as of June 7, 2004.
10	Material Contracts.
10(a)	333-91935 (Form 8-K filed August 28, 2003)	10(a)	—	Series 2003-1 Transition Property Purchase and Sale Agreement dated as of August 21, 2003.
10(b)	333-91935 (Form 8-K filed August 28, 2003)	10(b)	—	Series 2003-1 Transition Property Servicing Agreement dated as of August 21, 2003.
10(c)	333-91935 (Form 8-K filed June 14, 2004)	10(a)	—	Series 2004-1 Transition Property Purchase and Sale Agreement dated as of June 7, 2004.
10(d)	333-91935 (Form 8-K filed June 14, 2004)	10(b)	—	Series 2004-1 Transition Property Servicing Agreement dated as of June 7, 2004.

10(e)	333-91935 (Form 8-K filed August 28, 2003)	10(c)	—	Administration Agreement dated as of August 21, 2003.
23	Consent of Experts.
23			—	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm for Oncor Electric Delivery Transition Bond Company LLC.
31	Rule 13a – 14(a)/15d – 14(d) Certifications.
31			—	Certification of David M. Davis, principal financial officer of Oncor Electric Delivery Transition Bond Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
99	Additional Exhibits.
99(a)(1)			—	Monthly Servicer Report (Series 2004-1 for October 2013)
99(a)(2)			—	Monthly Servicer Report (Series 2004-1 for November 2013)
99(a)(3)			—	Monthly Servicer Report (Series 2004-1 for December 2013)
99(a)(4)			—	Monthly Servicer Report (Series 2003-1 for October 2013)
99(a)(5)			—	Monthly Servicer Report (Series 2003-1 for November 2013)
99(a)(6)			—	Monthly Servicer Report (Series 2003-1 for December 2013)
99(b)			—	Statement of Collection Account Balances as of December 31, 2013
99(c)			—

A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order

99(d)(1)	333-91935 (Form 10-Q filed August 2, 2013)	99(d)	—	Annual True-up of Transition Charges for the Series 2004-1 Transition Bonds filed May 15, 2013
99(d)(2)	333-91935 (Form 10-Q filed November 1, 2013)	99(d)	—	Annual True-up of Transition Charges for the Series 2003-1 Transition Bonds filed August 15, 2013
99(e)(1)			—	Statement of Outstanding Bond Balances Series 2003-1
99(e)(2)			—	Statement of Outstanding Bond Balances Series 2004-1
99(f)			—	Semi-Annual Servicer’s Certificate (Series 2004-1 for November 2013)
XBRL Data Files.
101.INS			—	XBRL Instance Document
101.SCH			—	XBRL Taxonomy Extension Schema Document
101.CAL			—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF			—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document