Form 10-K/A
period 2013-12-31
ONCOR ELECTRIC DELIVERY TRANSITION BOND CO LLC; ONCOR ELECTRIC DELIVERY CO LLC
filed 2014-03-03
CIK 1100179, 1193311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2014 (the “Original Form 10-K”).  This Amendment No. 1 is an exhibit-only filing and is being filed solely to (i) include a new exhibit 99(g) -  Independent Accountant’s Report – Attestation with Management’s Assertion Attached (Servicer) and (ii) amend the Exhibit Index to the Original Form 10-K, Item 15. Exhibits and Financial Statement Schedules, to reflect the new exhibit.    This Amendment No. 1 includes a  new certification by our Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed as Exhibit 31 hereto.

Except as described above, we have not modified or updated other disclosures contained in the Original Form 10-K.  Accordingly, this Amendment No. 1 with the exception of the foregoing does not reflect events occurring after the date of filing of the Original Form 10-K or modify or update those disclosures affected by subsequent events.  Consequently, all other information not affected by the corrections described above is unchanged and reflects the disclosures made at the date of the filing of the Original Form 10-K and should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Form 10-K, including amendments to those filings, if any.

PART IV

Item 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The financial statements’ schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

Oncor Electric Delivery Transition Bond Company LLC Exhibits to 2013 Form 10-K
Exhibits	Previously Filed* With File Number	As Exhibit
3(i)	Articles of Incorporation.
3(a)	333-91935 Form 8-K (filed August 28, 2003)	4(b)	—	Amended and Restated Certificate of Formation dated as of August 11, 2003.
3(b)	333-91935 Form 10-Q/A (filed May 17, 2004)	3(a)(1)	—	Certificate of Amendment to Amended and Restated Certificate of Formation dated as of May 13, 2004.
3(c)	333-91935 Form 10-Q (filed May 15, 2007)	3(c)	—	Certificate of Amendment to Amended and Restated Certificate of Formation dated as of April 20, 2007.
3(ii)	By-laws.
3(d)	333-91935 Form 8-K (filed August 28, 2003)	4(a)	—	Amended and Restated Limited Liability Company Agreement dated as of August 21, 2003.
3(e)	333-91935 Form 10-Q/A (filed May 17, 2004)	3(b)(1)	—	First Amendment to Amended and Restated Limited Liability Company Agreement dated as of May 13, 2004.

4	Instruments Defining the Rights of Security Holders.
4(a)	333-91935 (Form 8-K filed August 28, 2003)	4(c)	—	Indenture dated as of August 21, 2003.
4(b)	333-91935 (Form 8-K filed August 28, 2003)	4(d)	—	Series 2003-1 Supplement dated as of August 21, 2003.
4(c)	333-91935 (Form 8-K filed June 14, 2004)	4	—	Series 2004-1 Supplement dated as of June 7, 2004.
10	Material Contracts.
10(a)	333-91935 (Form 8-K filed August 28, 2003)	10(a)	—	Series 2003-1 Transition Property Purchase and Sale Agreement dated as of August 21, 2003.
10(b)	333-91935 (Form 8-K filed August 28, 2003)	10(b)	—	Series 2003-1 Transition Property Servicing Agreement dated as of August 21, 2003.
10(c)	333-91935 (Form 8-K filed June 14, 2004)	10(a)	—	Series 2004-1 Transition Property Purchase and Sale Agreement dated as of June 7, 2004.
10(d)	333-91935 (Form 8-K filed June 14, 2004)	10(b)	—	Series 2004-1 Transition Property Servicing Agreement dated as of June 7, 2004.
10(e)	333-91935 (Form 8-K filed August 28, 2003)	10(c)	—	Administration Agreement dated as of August 21, 2003.
23	Consent of Experts.
23	333-91935 (Form 10-K filed February 28, 2014)	23	—	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm for Oncor Electric Delivery Transition Bond Company LLC.
31	Rule 13a – 14(a)/15d – 14(d) Certifications.
31			—	Certification of David M. Davis, principal financial officer of Oncor Electric Delivery Transition Bond Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
99	Additional Exhibits.
99(a)(1)	333-91935 (Form 10-K filed February 28, 2014)	99(a)(1)	—	Monthly Servicer Report (Series 2004-1 for October 2013)
99(a)(2)	333-91935 (Form 10-K filed February 28, 2014)	99(a)(2)	—	Monthly Servicer Report (Series 2004-1 for November 2013)
99(a)(3)	333-91935 (Form 10-K filed February 28, 2014)	99(a)(3)	—	Monthly Servicer Report (Series 2004-1 for December 2013)

99(a)(4)	333-91935 (Form 10-K filed February 28, 2014)	99(a)(4)	—	Monthly Servicer Report (Series 2003-1 for October 2013)
99(a)(5)	333-91935 (Form 10-K filed February 28, 2014)	99(a)(5)	—	Monthly Servicer Report (Series 2003-1 for November 2013)
99(a)(6)	333-91935 (Form 10-K filed February 28, 2014)	99(a)(6)	—	Monthly Servicer Report (Series 2003-1 for December 2013)
99(b)	333-91935 (Form 10-K filed February 28, 2014)	99(b)	—	Statement of Collection Account Balances as of December 31, 2013
99(c)	333-91935 (Form 10-K filed February 28, 2014)	99(b)	—

A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order

99(d)(1)	333-91935 (Form 10-Q filed August 2, 2013)	99(d)	—	Annual True-up of Transition Charges for the Series 2004-1 Transition Bonds filed May 15, 2013
99(d)(2)	333-91935 (Form 10-Q filed November 1, 2013)	99(d)	—	Annual True-up of Transition Charges for the Series 2003-1 Transition Bonds filed August 15, 2013
99(e)(1)	333-91935 (Form 10-K filed February 28, 2014)	99(e)(1)	—	Statement of Outstanding Bond Balances Series 2003-1
99(e)(2)	333-91935 (Form 10-K filed February 28, 2014)	99(e)(2)	—	Statement of Outstanding Bond Balances Series 2004-1
99(f)	333-91935 (Form 10-K filed February 28, 2014)	99(f)	—	Semi-Annual Servicer’s Certificate (Series 2004-1 for November 2013)
99(g)			—	Independent Accountant’s Report – Attestation with Management’s Assertion Attached (Servicer)
XBRL Data Files.
101.INS	333-91935 (Form 10-K filed February 28, 2014)	101.INS	—	XBRL Instance Document
101.SCH	333-91935 (Form 10-K filed February 28, 2014)	101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	333-91935 (Form 10-K filed February 28, 2014)	101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	333-91935 (Form 10-K filed February 28, 2014)	101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	333-91935 (Form 10-K filed February 28, 2014)	101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	333-91935 (Form 10-K filed February 28, 2014)	101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Oncor Electric Delivery Transition Bond Company LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOR ELECTRIC DELIVERY
TRANSITION BOND COMPANY LLC

Date: March 3, 2014
By /s/ ROBERT S. SHAPARD
(Robert S. Shapard, as Chairman and Chief Executive of Oncor Electric Delivery Company LLC, the Servicer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Oncor Electric Delivery Transition Bond Company LLC and in the capacities and on the date indicated.

	Signature	Title	Date

/s/	ROBERT S. SHAPARD	Principal Executive
	(Robert S. Shapard, Manager, Chairman of	Officer and Manager	March 3, 2014
the Board and Chief Executive)

/s/	DAVID M. DAVIS	Principal Financial Officer
	(David M. Davis, Manager, Vice President and	and Manager	March 3, 2014
Chief Financial Officer)

/s/	RICHARD C. HAYS	Principal Accounting Officer	March 3, 2014
(Richard C. Hays, Controller)

/s/	DON J. CLEVENGER	Manager	March 3, 2014
(Don J. Clevenger, Manager, Vice President, Secretary and
Chief Legal Officer)

Manager
(Richard F. Klumpp, Manager)

Manager
(Thomas M. Strauss, Manager)

EXHIBIT INDEX

Exhibits	Previously Filed* With File Number	As Exhibit
3(i)	Articles of Incorporation.
3(a)	333-91935 Form 8-K (filed August 28, 2003)	4(b)	—	Amended and Restated Certificate of Formation dated as of August 11, 2003.
3(b)	333-91935 Form 10-Q/A (filed May 17, 2004)	3(a)(1)	—	Certificate of Amendment to Amended and Restated Certificate of Formation dated as of May 13, 2004.
3(c)	333-91935 Form 10-Q (filed May 15, 2007)	3(c)	—	Certificate of Amendment to Amended and Restated Certificate of Formation dated as of April 20, 2007.
3(ii)	By-laws.
3(d)	333-91935 Form 8-K (filed August 28, 2003)	4(a)	—	Amended and Restated Limited Liability Company Agreement dated as of August 21, 2003.
3(e)	333-91935 Form 10-Q/A (filed May 17, 2004)	3(b)(1)	—	First Amendment to Amended and Restated Limited Liability Company Agreement dated as of May 13, 2004.
4	Instruments Defining the Rights of Security Holders.
4(a)	333-91935 (Form 8-K filed August 28, 2003)	4(c)	—	Indenture dated as of August 21, 2003.
4(b)	333-91935 (Form 8-K filed August 28, 2003)	4(d)	—	Series 2003-1 Supplement dated as of August 21, 2003.
4(c)	333-91935 (Form 8-K filed June 14, 2004)	4	—	Series 2004-1 Supplement dated as of June 7, 2004.
10	Material Contracts.
10(a)	333-91935 (Form 8-K filed August 28, 2003)	10(a)	—	Series 2003-1 Transition Property Purchase and Sale Agreement dated as of August 21, 2003.
10(b)	333-91935 (Form 8-K filed August 28, 2003)	10(b)	—	Series 2003-1 Transition Property Servicing Agreement dated as of August 21, 2003.
10(c)	333-91935 (Form 8-K filed June 14, 2004)	10(a)	—	Series 2004-1 Transition Property Purchase and Sale Agreement dated as of June 7, 2004.
10(d)	333-91935 (Form 8-K filed June 14, 2004)	10(b)	—	Series 2004-1 Transition Property Servicing Agreement dated as of June 7, 2004.

10(e)	333-91935 (Form 8-K filed August 28, 2003)	10(c)	—	Administration Agreement dated as of August 21, 2003.
23	Consent of Experts.
23	333-91935 (Form 10-K filed February 28, 2014)	23	—	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm for Oncor Electric Delivery Transition Bond Company LLC.
31	Rule 13a – 14(a)/15d – 14(d) Certifications.
31			—	Certification of David M. Davis, principal financial officer of Oncor Electric Delivery Transition Bond Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
99	Additional Exhibits.
99(a)(1)	333-91935 (Form 10-K filed February 28, 2014)	99(a)(1)	—	Monthly Servicer Report (Series 2004-1 for October 2013)
99(a)(2)	333-91935 (Form 10-K filed February 28, 2014)	99(a)(2)	—	Monthly Servicer Report (Series 2004-1 for November 2013)
99(a)(3)	333-91935 (Form 10-K filed February 28, 2014)	99(a)(3)	—	Monthly Servicer Report (Series 2004-1 for December 2013)
99(a)(4)	333-91935 (Form 10-K filed February 28, 2014)	99(a)(4)	—	Monthly Servicer Report (Series 2003-1 for October 2013)
99(a)(5)	333-91935 (Form 10-K filed February 28, 2014)	99(a)(5)	—	Monthly Servicer Report (Series 2003-1 for November 2013)
99(a)(6)	333-91935 (Form 10-K filed February 28, 2014)	99(a)(6)	—	Monthly Servicer Report (Series 2003-1 for December 2013)
99(b)	333-91935 (Form 10-K filed February 28, 2014)	99(b)	—	Statement of Collection Account Balances as of December 31, 2013
99(c)	333-91935 (Form 10-K filed February 28, 2014)	99(b)	—

A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order

99(d)(1)	333-91935 (Form 10-Q filed August 2, 2013)	99(d)	—	Annual True-up of Transition Charges for the Series 2004-1 Transition Bonds filed May 15, 2013
99(d)(2)	333-91935 (Form 10-Q filed November 1, 2013)	99(d)	—	Annual True-up of Transition Charges for the Series 2003-1 Transition Bonds filed August 15, 2013

99(e)(1)	333-91935 (Form 10-K filed February 28, 2014)	99(e)(1)	—	Statement of Outstanding Bond Balances Series 2003-1
99(e)(2)	333-91935 (Form 10-K filed February 28, 2014)	99(e)(2)	—	Statement of Outstanding Bond Balances Series 2004-1
99(f)	333-91935 (Form 10-K filed February 28, 2014)	99(f)	—	Semi-Annual Servicer’s Certificate (Series 2004-1 for November 2013)
99(g)			—	Independent Accountant’s Report – Attestation with Management’s Assertion Attached (Servicer)
XBRL Data Files.
101.INS	333-91935 (Form 10-K filed February 28, 2014)	101.INS	—	XBRL Instance Document
101.SCH	333-91935 (Form 10-K filed February 28, 2014)	101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	333-91935 (Form 10-K filed February 28, 2014)	101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	333-91935 (Form 10-K filed February 28, 2014)	101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	333-91935 (Form 10-K filed February 28, 2014)	101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	333-91935 (Form 10-K filed February 28, 2014)	101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document