Form 10-Q
period 2014-03-31
ONCOR ELECTRIC DELIVERY TRANSITION BOND CO LLC
filed 2014-05-02
CIK 1100179

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

____________________

FORM 10-Q

[√] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

As of May 1, 2014, all outstanding membership interests in Oncor Electric Delivery Transition Bond Company LLC were held by Oncor Electric Delivery Company LLC.

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

EFCH	Refers to Energy Future Competitive Holdings Company LLC, a direct, wholly-owned subsidiary of EFH Corp. and the direct parent of TCEH, and/or its subsidiaries, depending on context.
EFH Bankruptcy Proceedings

Refers to voluntary petitions for relief under Chapter 11 of the US Bankruptcy Code filed in US Bankruptcy Court for the District of Delaware on April 29, 2014 by Energy Future Holdings Corp. and the substantial majority of its direct and indirect subsidiaries, including EFIH, EFCH and TCEH.  The Oncor Ring-Fenced Entities are not parties to the EFH Bankruptcy Proceedings.

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

TCEH	Refers to Texas Competitive Electric Holdings Company LLC, a direct, wholly-owned subsidiary of EFCH and an indirect subsidiary of EFH Corp., and/or its subsidiaries, depending on context.
Texas Holdings	Refers to Texas Energy Future Holdings Limited Partnership, a limited partnership controlled by the Sponsor Group that owns substantially all of the common stock of EFH Corp.
Texas Holdings Group	Refers to Texas Holdings and its direct and indirect subsidiaries other than the Oncor Ring-Fenced Entities.
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

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(thousands of dollars)
Operating revenues:
Transition charge revenue:
Nonaffiliates	$26,571	$24,081
Affiliates	9,918	9,724
Investment income	-	-
Total operating revenues	36,489	33,805
Operating expenses:
Interest expense	3,955	5,623
Amortization of transition property	31,342	29,675
Over/(under) recovery of transition charges	985	(1,700)
Servicing fees, administrative and general expenses	207	207
Total operating expenses	36,489	33,805
Net income	$-	$-

See Notes to Financial Statements.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(thousands of dollars)
Cash flows – operating activities:
Net income	$-	$-
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of transition property	31,342	29,675
Over/(under) recovery of transition charges	985	(1,700)
Changes in operating assets	802	(2,589)
Changes in operating liabilities	770	1,311
Cash provided by operating activities	33,899	26,697
Cash flows – financing activities:
Repayment of debt	(28,222)	(26,919)
Cash used in financing activities	(28,222)	(26,919)
Cash flows – investing activities:
Change in restricted funds	(5,677)	222
Cash provided by (used in) investing activities	(5,677)	222
Net change in cash and cash equivalents	-	-
Cash and cash equivalents – beginning balance	3	2
Cash and cash equivalents – ending balance	$3	$2
Supplemental cash flow disclosures:
Cash interest payments	$2,872	$4,175

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

CONDENSED BALANCE SHEETS

(Unaudited)

	At March 31,	At December 31,
	2014	2013
	(thousands of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$3	$3
Restricted cash (Note 5)	57,623	51,946
Transition charge receivable:
Nonaffiliates	15,393	15,660
Affiliates	6,286	6,821
Total current assets	79,305	74,430
Investments:
Restricted funds held in trust (Note 5)	16,449	16,449
Transition property, net of accumulated amortization of $1,040,567 and $1,009,225	249,210	280,552
Total assets	$344,964	$371,431
LIABILITIES AND MEMBER'S INTEREST
Current liabilities:
Long-term debt due currently (Note 3)	$132,778	$131,387
Accounts payable – affiliate	217	265
Accrued interest	4,592	3,509
Other current liabilities	5,052	5,317
Total current liabilities	142,639	140,478
Transition bonds (Note 3)	149,942	179,555
Regulatory liability (Note 1)	35,960	34,975
Total liabilities	328,541	355,008
Member’s interest (Note 4)	16,423	16,423
Total liabilities and member's interest	$344,964	$371,431

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

We were organized for the limited purposes of purchasing and owning transition property and issuing Transition Bonds to recover generation-related regulatory assets and other qualified costs.  We are structured and operated in a manner such that in the event of bankruptcy proceedings involving Oncor, our assets would not be consolidated into the bankruptcy estate of Oncor.  Oncor is not the owner of the transition property described herein, and our assets are not available to pay creditors of Oncor or any of its affiliates.

Various “ring-fencing” measures have been taken to enhance the separateness between the Oncor Ring-Fenced Entities and the Texas Holdings Group and Oncor’s credit quality.  These measures serve to mitigate Oncor’s and Oncor Holdings’ credit exposure to the Texas Holdings Group and to reduce the risk that the assets and liabilities of Oncor or Oncor Holdings would be substantively consolidated with the assets and liabilities of the Texas Holdings Group in connection with a bankruptcy of one or more of those entities.  Such measures include, among other things: Oncor’s sale of a 19.75% equity interest to Texas Transmission in November 2008; maintenance of separate books and records for the Oncor Ring-Fenced Entities; Oncor’s board of directors being comprised of a majority of independent directors; and prohibitions on the Oncor Ring-Fenced Entities providing credit support to, or receiving credit support from, any member of the Texas Holdings Group.  The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of the Texas Holdings Group, including TXU Energy and Luminant, and none of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or contractual obligations of any member of the Texas Holdings Group.  Oncor does not bear any liability for debt or contractual obligations of the Texas Holdings Group, and vice versa.  Accordingly, Oncor’s operations are conducted, and its cash flows are managed, independently from the Texas Holdings Group.

On April 29, 2014, EFH Corp. and the substantial majority of its direct and indirect subsidiaries that are members of the Texas Holdings Group, including EFIH, EFCH and TCEH, commenced proceedings under Chapter 11 of the US Bankruptcy Code.  The Oncor Ring-Fenced Entities are not parties to the EFH Bankruptcy Proceedings.  We believe the “ring-fencing” measures discussed above mitigate Oncor’s exposure to the EFH Bankruptcy Proceedings.    In addition, we do not expect the EFH Bankruptcy Proceedings to have a material impact on our reported results of operations, financial condition or liquidity because we do not believe those proceedings will adversely impact our ability to recover transition charges from the affected REPs as a result of security previously posted for our benefit.  In this regard, the bankruptcy court in the EFH Bankruptcy Proceedings also entered an order on May 1, 2014 authorizing payment of the transition charges by Oncor’s affiliated REPs.

Basis of Presentation

Our condensed financial statements have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in the 2013 Form 10-K.  All adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein.  Certain information and footnote disclosures normally included in our annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC.  Because the condensed interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in the 2013 Form 10-K.  The results of operations for an interim period may not give a true indication of results for a full year due to seasonality.  All dollar amounts in the financial statements and tables in the notes are stated in US dollars unless otherwise indicated.

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

2.RELATED–PARTY TRANSACTIONS

Pursuant to administration and servicing agreements between us and Oncor, Oncor furnishes to us, at a fixed fee per year, billing, payment processing, collection, accounting and other administrative services, which are reflected as administrative and general expenses in our income statement.  Our expenses for servicing and administration activities performed by Oncor totaled approximately $206,000 for each of the three-month periods ended March 31, 2014 and 2013.

Transition charges billed to the REP subsidiaries of TCEH, which are included in operating revenues, totaled $9,918,000 and $9,724,000 for the three months ended March 31, 2014 and 2013, respectively.  The balance of the transition charge receivable due from the REP subsidiaries of TCEH totaled $6,286,000 and $6,821,000 at March 31, 2014 and December 31, 2013, respectively.

Oncor, as servicer of the Transition Bonds, collects security deposits from REPs for payment of the REPs’ transition charges and remits these amounts to the Indenture Trustee as they are collected.  No amounts were outstanding from Oncor at March 31, 2014 and December 31, 2013.  Oncor reviews the security amount for the REPs quarterly and requests increases when required.  At March 31, 2014 and December 31, 2013, the Indenture Trustee held security in the amount of $8,770,000 and  $9,395,000, respectively, for the REP subsidiaries of TCEH.

Also see discussion in Note 4 regarding cash distributions.

3.FINANCING ARRANGEMENTS

Long-Term Debt

At March 31, 2014 and December 31, 2013, our long-term debt (Transition Bonds) consisted of the following:

	At March 31,	At December 31,
	2014	2013
	(thousands of dollars)

5.420% Fixed Series 2003 Bonds due in semi-annual installments through August 15, 2015	$77,762	$105,984
5.290% Fixed Series 2004 Bonds due in semi-annual installments through May 15, 2016	204,958	204,958
Total	282,720	310,942
Less amount due currently	(132,778)	(131,387)
Total long-term debt	$149,942	$179,555

The transition property sold to us, as well as restricted cash of $6,449,000 in the capital subaccount at March  31, 2014 and December 31, 2013,  is pledged as collateral for the Transition Bonds.  Collections of transition charges will be used to pay the principal, interest and associated costs of the Transition Bonds.  We are required to maintain restricted cash pledged as collateral for the Transition Bonds in an amount equal to 0.50% of the initial aggregate principal amount of Transition Bonds outstanding.  Should the transition charges collected through the specified payment dates listed above not provide adequate funds to make the scheduled payments of principal, the transition charges can continue to be collected for approximately two years before the Transition Bonds go into default for nonpayment of principal.

The fair value of the outstanding Transition Bonds was approximately $296,809,000 and $328,074,000 at March 31, 2014 and December 31, 2013, respectively.  The fair values are estimated based upon market values as determined by quoted market prices, representing Level 1 valuations under accounting standards related to the determination of fair value.

Covenants

The terms of the Indenture contain various covenants, including payment covenants, covenants to file certain information with the SEC and covenants to deliver certain information to the Indenture Trustee.  At March  31, 2014 and December 31, 2013, we were in compliance with these covenants.

4.MEMBER’S INTEREST

Subject to certain provisions of the Indenture and favorable interest rates, we receive interest income with respect to the Indenture Trustee reserve account and capital subaccounts.  Cash distributions to Oncor, which typically represent interest income released by the Indenture Trustee, totaled zero in each of the three-month periods ended March  31, 2014 and 2013.  Distributions, if any, are recorded as a reduction in member’s interest.

5.RESTRICTED CASH

	Balance Sheet Classification
	At March 31, 2014		At December 31, 2013
	Current Assets	Investment	Current Assets	Investment
	(thousands of dollars)
Collections related to Transition Bonds used only to service debt and pay expenses (includes over-collateralization subaccount of $4,814, $─, $5,209 and $─)	$57,623	$-	$51,946	$-
Funds for payment of fees associated with Transition Bonds (Indenture Trustee reserve account)	-	10,000	-	10,000
Reserve for shortfalls of Transition Bond charges (capital subaccount)	-	6,449	-	6,449
Total	$57,623	$16,449	$51,946	$16,449

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2014 and 2013 should be read in conjunction with our condensed financial statements and the notes to those statements.

The information required hereunder is in its reduced format as allowed for under General Instruction (H) (1) of Form 10-Q.  All dollar amounts in the in the following tables and discussion and analysis are stated in US dollars unless otherwise indicated.

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

On April 29, 2014, EFH Corp. and the substantial majority of its direct and indirect subsidiaries that are members of the Texas Holdings Group, including EFIH, EFCH and TCEH, commenced proceedings under Chapter 11 of the US Bankruptcy Code.  The Oncor Ring-Fenced Entities are not parties to the EFH Bankruptcy Proceedings.  We believe the “ring-fencing” measures discussed above mitigate Oncor’s exposure to the EFH Bankruptcy Proceedings.  In addition, we do not expect the EFH Bankruptcy Proceedings to have a material impact on our reported results of operations, financial condition or liquidity because we do not believe those proceedings will adversely impact our ability to recover transition charges from the affected REPs as a result of security previously posted for our benefit.  In this regard, the bankruptcy court in the EFH Bankruptcy Proceedings also entered an order on May 1, 2014 authorizing payment of the transition charges by Oncor’s affiliated REPs.

RESULTS OF OPERATIONS — Three Months Ended March  31, 2014 Compared to Three Months Ended March 31, 2013

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

Transition charge revenue increased 8% for the three months ended March  31, 2014 reflecting higher electricity volumes delivered by Oncor due to the effects of colder weather in 2014 as compared to 2013, partially offset by lower transition charge tariff rates reflecting annual true-ups.

Interest expense decreased 30% for the three months ended March  31, 2014, and will continue to decrease each period, reflecting lower average debt balances due to scheduled principal payments on the Transition Bonds.

Amortization of transition property increased 6% for the three months ended March 31, 2014, and will continue to increase each period, reflecting increased principal payments on the Transition Bonds.

Fluctuations in the over/(under) recovery of transition charges primarily result from variances in revenues from the revenue forecast used to set the transition charges.  See discussion under “Over/(Under) Recovery of Transition Charges” in Note 1 to Financial Statements.

Net income was zero for each of the three-month periods ended March 31, 2014 and 2013.  Net income includes interest earned on the Indenture Trustee reserve account and capital subaccounts, which we expect to periodically distribute to Oncor as released by the Indenture Trustee.  See Note 4 to Financial Statements.

FINANCIAL CONDITION —  Three Months Ended March  31, 2014 Compared to Three Months Ended March  31, 2013

Cash Flows — Cash provided by operating activities increased $7,202,000, or 27%, for the three months ended March  31, 2014.  The change was driven by a $3,391,000 decrease in accounts receivables, a $2,684,000 increase in transition charge revenues reflecting changes in certain transition charge tariffs and higher volumes delivered due to colder weather in 2014 compared to 2013 and a $1,303,000 decrease in cash interest payments as a result of principal payments that have been made on the Transition Bonds.  These increases were partially offset by a $176,000 decrease in customer deposits received (reported in other current liabilities on the balance sheet).

Cash used in financing activities increased 5% for the three months ended March  31, 2014 and was driven by scheduled principal payments on the Transition Bonds.

Cash used in investing activities totaled $5,677,000 and cash provided by investing activities totaled $222,000 for the three months ended March  31, 2014 and 2013, respectively.  These amounts represent changes in the balances of restricted cash accounts. See Note 5 to Financial Statements for information regarding restricted cash.

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

At March 31, 2014, restricted cash included the balances in the capital subaccount totaling $2,500,000 and $3,949,000 for the 2003 Bonds and the 2004 Bonds, respectively, which are equal to the required levels under the Indenture.  Additionally, at March  31, 2014, the balance in the over-collateralization subaccount for the 2003 Bonds totaled $1,688,000 compared to the required level of $2,188,000 and for the 2004 Bonds totaled $3,126,000, which is equal to the required level.  Required levels are determined at the respective scheduled payment dates.  Required level amounts reported above are as of the most recent payment dates.  There are no penalties as a result of being above or below the required levels in the capital and over-collateralization subaccounts.  Any future shortfalls in the subaccounts for either series of Transition Bonds would be addressed in future true-up filings with the PUCT.

FINANCING ACTIVITIES

Our financing activities are limited to issuance of the Transition Bonds.  There is no provision to allow for any other borrowings.

Covenants and Cross Default Provisions — The terms of the Indenture contain various covenants, including payment covenants, covenants to file certain information with the SEC and covenants to deliver certain information to the Indenture Trustee.  At March  31, 2014, we were in compliance with these covenants.

Certain financing arrangements contain provisions that may result in an event of default if there were a failure under other financing arrangements to meet payment terms or to observe other covenants that could or do result in an acceleration of payments due.  Such provisions are referred to as “cross default” provisions.  Under the Indenture, each of the 2003 Bonds and 2004 Bonds are cross-defaulted to each other.  The Indenture does not contain any cross default provisions in respect of any indebtedness of Oncor.

CHANGES IN ACCOUNTING STANDARDS

There have been no recently issued accounting standards effective after March  31, 2014 that are expected to materially impact us.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by us contain “forward-looking statements.”  All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that we expect or anticipate to occur in the future (often, but not always, through the use of words or phrases such as “intends,” “plans,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “should,” “projection,” “target,” “goal,” “objective” and “outlook”), are forward-looking statements.  Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under “Item 1A. Risk Factors” and the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2013 Form 10-K and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and the following important factors, among others, that could cause our actual results to differ materially from those projected in such forward-looking statements:

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
•

the operational and financial ability of REPs to bill and collect transition charges and make timely payments of amounts billed by the servicer to the REPs for transition charges, including as a result of a bankruptcy involving a REP, and

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

Required Item	Filed as Exhibit or Furnished on Website

Monthly Servicer Report (Series 2004-1 for January 2014)	Exhibit 99(a)(1)
Monthly Servicer Report (Series 2004-1 for February 2014)	Exhibit 99(a)(2)
Monthly Servicer Report (Series 2004-1 for March 2014)	Exhibit 99(a)(3)
Monthly Servicer Report (Series 2003-1 for January 2014)	Exhibit 99(a)(4)
Monthly Servicer Report (Series 2003-1 for February 2014)	Exhibit 99(a)(5)
Monthly Servicer Report (Series 2003-1 for March 2014)	Exhibit 99(a)(6)
Statement of Collection Account Balances as of March 31, 2014	Exhibit 99(b)

A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order

Exhibit 99(c)
Statement of Outstanding Bond Balances Series 2003-1	Exhibit 99(d)(1)
Statement of Outstanding Bond Balances Series 2004-1	Exhibit 99(d)(2)
Semi-Annual Servicer’s Certificate (Series 2003-1 for February 2014)	Exhibit 99(e)

Item 1A.RISK FACTORS

We believe that there have been no material changes to the risks disclosed in the 2013 Form 10-K, including under the heading "Risk Factors" in “Item 1A” of our 2013 Form 10-K, except for information disclosed elsewhere in this Form 10-Q that provides factual updates to risks contained in our 2013 Form 10-K.  The risks disclosed in our 2013 Form 10-K are not the only risks we face.

Item 6.EXHIBITS

(a)Exhibits:
Exhibits
(99)	Additional Exhibits.
99(a)(1)	—	Monthly Servicer Report (Series 2004-1 for January 2014)
99(a)(2)	—	Monthly Servicer Report (Series 2004-1 for February 2014)
99(a)(3)	—	Monthly Servicer Report (Series 2004-1 for March 2014)
99(a)(4)	—	Monthly Servicer Report (Series 2003-1 for January 2014)
99(a)(5)	—	Monthly Servicer Report (Series 2003-1 for February 2014)
99(a)(6)	—	Monthly Servicer Report (Series 2003-1 for March 2014)
99(b)	—	Statement of Collection Account Balances as of March 31, 2014
99(c)	—

A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order

99(d)(1)	—	Statement of Outstanding Bond Balances Series 2003-1
99(d)(2)	—	Statement of Outstanding Bond Balances Series 2004-1
99(e)	—	Semi-Annual Servicer’s Certificate (Series 2003-1 for February 2014)
XBRL Data Files.
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

By	/s/ David M. Davis
David M. Davis
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date:  May 1, 2014

EXHIBIT INDEX

Exhibits
(99)	Additional Exhibits.
99(a)(1)	—	Monthly Servicer Report (Series 2004-1 for January 2014)
99(a)(2)	—	Monthly Servicer Report (Series 2004-1 for February 2014)
99(a)(3)	—	Monthly Servicer Report (Series 2004-1 for March 2014)
99(a)(4)	—	Monthly Servicer Report (Series 2003-1 for January 2014)
99(a)(5)	—	Monthly Servicer Report (Series 2003-1 for February 2014)
99(a)(6)	—	Monthly Servicer Report (Series 2003-1 for March 2014)
99(b)	—	Statement of Collection Account Balances as of March 31, 2014
99(c)	—

A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order

99(d)(1)	—	Statement of Outstanding Bond Balances Series 2003-1
99(d)(2)	—	Statement of Outstanding Bond Balances Series 2004-1
99(e)	—	Semi-Annual Servicer’s Certificate (Series 2003-1 for February 2014)
XBRL Data Files.
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document