Form 10-Q
period 2014-09-30
ONCOR ELECTRIC DELIVERY TRANSITION BOND CO LLC
filed 2014-10-31
CIK 1100179

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

____________________

FORM 10-Q

[√] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

As of October 30, 2014, all outstanding membership interests in Oncor Electric Delivery Transition Bond Company LLC were held by Oncor Electric Delivery Company LLC.

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

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(thousands of dollars)

Operating revenues:
Transition charge revenue:
Nonaffiliates	$29,211	$30,633	$80,774	$80,217
Affiliates	11,239	12,893	30,209	32,888
Investment income	-	-	1	1
Total operating revenues	40,450	43,526	110,984	113,106
Operating expenses:
Interest expense	3,118	4,836	10,594	15,674
Amortization of transition property	34,699	32,975	97,671	92,579
Over/(under) recovery of transition charges	2,425	5,508	2,096	4,231
Servicing fees, administrative and general expenses	208	207	623	622
Total operating expenses	40,450	43,526	110,984	113,106
Net income	$-	$-	$-	$-

See Notes to Financial Statements.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(thousands of dollars)

Cash flows – operating activities:
Net income	$-	$-
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of transition property	97,671	92,579
Over/(under) recovery of transition charges	2,096	4,231
Changes in operating assets	(646)	(7,435)
Changes in operating liabilities	4,274	599
Cash provided by operating activities	103,395	89,974
Cash flows – financing activities:
Repayment of debt	(88,472)	(83,805)
Cash used in financing activities	(88,472)	(83,805)
Cash flows – investing activities:
Change in restricted funds	(14,923)	(6,169)
Cash used in investing activities	(14,923)	(6,169)
Net change in cash and cash equivalents	-	-
Cash and cash equivalents – beginning balance	3	2
Cash and cash equivalents – ending balance	$3	$2
Supplemental cash flow disclosures:
Cash interest payments	$10,401	$15,067

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

CONDENSED BALANCE SHEETS

(Unaudited)

	At September 30,	At December 31,
	2014	2013

	(thousands of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$3	$3
Restricted cash (Note 5)	66,869	51,946
Transition charge receivable:
Nonaffiliates	16,586	15,660
Affiliates	6,541	6,821
Total current assets	89,999	74,430
Investments:
Restricted funds held in trust (Note 5)	16,449	16,449
Transition property, net of accumulated amortization of $1,106,896 and $1,009,225	182,881	280,552
Total assets	$289,329	$371,431

LIABILITIES AND MEMBER'S INTEREST
Current liabilities:
Long-term debt due currently (Note 3)	$136,329	$131,387
Accounts payable – affiliate (Note 2)	3,512	265
Accrued interest	3,703	3,509
Other current liabilities	6,150	5,317
Total current liabilities	149,694	140,478
Transition bonds (Note 3)	86,141	179,555
Regulatory liability	37,071	34,975
Total liabilities	272,906	355,008
Member’s interest (Note 4)	16,423	16,423
Total liabilities and member's interest	$289,329	$371,431

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

2.RELATED–PARTY TRANSACTIONS

Pursuant to administration and servicing agreements between us and Oncor, Oncor furnishes to us, at a fixed fee per year, billing, payment processing, collection, accounting and other administrative services, which are reflected as administrative and general expenses in our income statement.  Our expenses for servicing and administration activities performed by Oncor totaled approximately $206,000 for each of the three-month periods ended September 30, 2014 and 2013 and $619,000 for each of the nine-month periods ended September 30, 2014 and 2013.

Transition charges billed to the REP subsidiaries of TCEH, which are included in operating revenues, totaled $11,239,000 and $12,893,000 for the three months ended September 30, 2014 and 2013, respectively, and $30,209,000 and $32,888,000 for the nine months ended September 30, 2014 and 2013, respectively.  The balance of the transition charge receivable due from the REP subsidiaries of TCEH totaled $6,541,000 and $6,821,000 at September 30, 2014 and December 31, 2013, respectively.

Oncor, as servicer of the Transition Bonds, collects transition charge receivables and any required security deposits from REPs and remits these amounts to the Indenture Trustee as they are collected.  No amounts were outstanding from Oncor at September 30, 2014 and December 31, 2013.  In September 2014, Oncor remitted to the Indenture Trustee $3,295,000 more than it collected in transition charge receivables and security deposits.  This amount is reflected as accounts payable – affiliate on our balance sheet.  Oncor reviews the security amount for the REPs quarterly and requests increases when required.  At September 30, 2014 and December 31, 2013, the

Indenture Trustee held security in the amount of $9,451,000 and  $9,395,000, respectively, for the REP subsidiaries of TCEH.

Also see discussion in Note 4 regarding cash distributions.

3.FINANCING ARRANGEMENTS

Long-Term Debt

At September 30, 2014 and December 31, 2013, our long-term debt (Transition Bonds) consisted of the following:

	At September 30,	At December 31,
	2014	2013
	(thousands of dollars)

5.420% Fixed Series 2003 Bonds due in semi-annual installments through August 15, 2015	$54,407	$105,984
5.290% Fixed Series 2004 Bonds due in semi-annual installments through May 15, 2016	168,063	204,958
Total	222,470	310,942
Less amount due currently	(136,329)	(131,387)
Total long-term debt	$86,141	$179,555

The transition property sold to us, as well as restricted cash of $6,449,000 in the capital subaccount at September 30, 2014 and December 31, 2013,  is pledged as collateral for the Transition Bonds.  Collections of transition charges will be used to pay the principal, interest and associated costs of the Transition Bonds.  We are required to maintain restricted cash pledged as collateral for the Transition Bonds in an amount equal to 0.50% of the initial aggregate principal amount of Transition Bonds outstanding.  Should the transition charges collected through the specified payment dates listed above not provide adequate funds to make the scheduled payments of principal, the transition charges can continue to be collected for approximately two years before the Transition Bonds go into default for nonpayment of principal.

The fair value of the outstanding Transition Bonds was approximately $230,082,000 and $328,074,000 at September 30, 2014 and December 31, 2013, respectively.  The fair values are estimated based upon market values as determined by quoted market prices, representing Level 1 valuations under accounting standards related to the determination of fair value.

Covenants

The terms of the Indenture contain various covenants, including payment covenants, covenants to file certain information with the SEC and covenants to deliver certain information to the Indenture Trustee.  At September 30, 2014 and December 31, 2013, we were in compliance with these covenants.

4.MEMBER’S INTEREST

Subject to certain provisions of the Indenture and favorable interest rates, we receive interest income with respect to the Indenture Trustee reserve account and capital subaccounts.  Cash distributions to Oncor, which typically represent interest income released by the Indenture Trustee, totaled zero in each of the nine-month periods ended September 30, 2014 and 2013.  Distributions, if any, are recorded as a reduction in member’s interest.

5.RESTRICTED CASH

	Balance Sheet Classification
	At September 30, 2014		At December 31, 2013
	Current Assets	Investment	Current Assets	Investment
	(thousands of dollars)

Collections related to Transition Bonds used only to service debt and pay expenses (includes over-collateralization subaccount of $5,583, $—, $5,209 and $—)	$66,869	$-	$51,946	$-
Funds for payment of fees associated with Transition Bonds (Indenture Trustee reserve account)	-	10,000	-	10,000
Reserve for shortfalls of Transition Bond charges (capital subaccount)	-	6,449	-	6,449
Total	$66,869	$16,449	$51,946	$16,449

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the nine months ended September 30, 2014 and 2013 should be read in conjunction with our condensed financial statements and the notes to those statements.

The information required hereunder is in its reduced format as allowed for under General Instruction (H) (1) of Form 10-Q.  All dollar amounts in the following tables and discussion and analysis are stated in US dollars unless otherwise indicated.

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

RESULTS OF OPERATIONS — Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

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

Transition charge revenue decreased 2% for the nine months ended September 30, 2014 reflecting lower transition charge tariff rates  as a result of annual true-ups, partially offset by higher electricity volumes delivered by Oncor due to the effects of customer growth and colder winter weather in 2014 as compared to 2013.

Interest expense decreased 32% for the nine months ended September 30, 2014, and will continue to decrease each period, reflecting lower average debt balances due to scheduled principal payments on the Transition Bonds.

Amortization of transition property increased 6% for the nine months ended September 30, 2014, and will continue to increase each period, reflecting increased principal payments on the Transition Bonds.

Fluctuations in the over/(under) recovery of transition charges primarily result from variances in revenues from the revenue forecast used to set the transition charges.  See discussion under “Over/(Under) Recovery of Transition Charges” in Note 1 to Financial Statements.

Net income was zero for each of the nine-month periods ended September 30, 2014 and 2013.  Net income includes interest earned on the Indenture Trustee reserve account and capital subaccounts, which we expect to periodically distribute to Oncor as released by the Indenture Trustee.  See Note 4 to Financial Statements.

FINANCIAL CONDITION —  Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Cash Flows — Cash provided by operating activities increased $13,421,000, or 15%, for the nine months ended September 30, 2014.  The change was driven by a $6,789,000 decrease in accounts receivables,  a $4,666,000 decrease in cash interest payments as a result of principal payments that have been made on the Transition Bonds, a $3,295,000 increase in accounts payable to affiliate and a $793,000 increase in customer deposits received, including a $1,404,000 deposit received from TCEH (reported in other current liabilities on the balance sheet).  These increases in cash were partially offset by a $2,122,000 decrease in transition charge revenues primarily reflecting changes in certain transition charge tariffs.

Cash used in financing activities increased 6% for the nine months ended September 30, 2014 and was driven by scheduled principal payments on the Transition Bonds.

Cash used in investing activities totaled $14,923,000 and $6,169,000 for the nine months ended September 30, 2014 and 2013, respectively.  These amounts represent changes in the balances of restricted cash accounts.  See Note 5 to Financial Statements for information regarding restricted cash.

As discussed in Note 1 to Financial Statements, Oncor, as servicer, files for increases or decreases (true-ups) in transition charges with the PUCT to ensure sufficient funds will be collected during the following period to meet scheduled payments on the Transition Bonds and to maintain the capital and over-collateralization subaccounts at the required levels.  The latest filings of the annual true-ups for the Transition Bonds were in August 2014 and May 2014 for the 2003 Bonds and the 2004 Bonds, respectively.  Based on the approved transition charges and current forecast of customer usage, we expect that revenues collected will be sufficient to make the scheduled payments.

At September 30, 2014, restricted cash included the balances in the capital subaccount totaling $2,500,000 and $3,949,000 for the 2003 Bonds and the 2004 Bonds, respectively, which are equal to the required levels under the Indenture.  Additionally, at September 30, 2014, the balance in the over-collateralization subaccount for the 2003 Bonds totaled $2,292,000, which is equal to the required level, and for the 2004 Bonds totaled $3,291,000, which is equal to the required level.  Required levels are determined at the respective scheduled payment dates.  Required level amounts reported above are as of the most recent payment dates.  There are no penalties as a result of being above or below the required levels in the capital and over-collateralization subaccounts.  Any future shortfalls in the subaccounts for either series of Transition Bonds would be addressed in future true-up filings with the PUCT.

FINANCING ACTIVITIES

Our financing activities are limited to issuance of the Transition Bonds.  There is no provision to allow for any other borrowings.

Covenants and Cross Default Provisions — The terms of the Indenture contain various covenants, including payment covenants, covenants to file certain information with the SEC and covenants to deliver certain information to the Indenture Trustee.  At September 30, 2014, we were in compliance with these covenants.

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

CHANGES IN ACCOUNTING STANDARDS

There have been no recently issued accounting standards effective after September 30, 2014 that are expected to materially impact us.

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

Required Item	Filed as Exhibit or Furnished on Website

Monthly Servicer Report (Series 2004-1 for July 2014)	Exhibit 99(a)(1)
Monthly Servicer Report (Series 2004-1 for August 2014)	Exhibit 99(a)(2)
Monthly Servicer Report (Series 2004-1 for September 2014)	Exhibit 99(a)(3)
Monthly Servicer Report (Series 2003-1 for July 2014)	Exhibit 99(a)(4)
Monthly Servicer Report (Series 2003-1 for August 2014)	Exhibit 99(a)(5)
Monthly Servicer Report (Series 2003-1 for September 2014)	Exhibit 99(a)(6)
Statement of Collection Account Balances as of September 30, 2014	Exhibit 99(b)

A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order

Exhibit 99(c)
Annual True-up of Transition Charges for the Series 2003-1 Transition Bonds filed August 15, 2014	Exhibit 99(d)
Statement of Outstanding Bond Balances Series 2003-1	Exhibit 99(e)(1)
Statement of Outstanding Bond Balances Series 2004-1	Exhibit 99(e)(2)
Semi-Annual Servicer’s Certificate (Series 2003-1 for August 2014)	Exhibit 99(f)

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

Item 6.EXHIBITS

(a)Exhibits:
Exhibits
(99)	Additional Exhibits.
99(a)(1)	—	Monthly Servicer Report (Series 2004-1 for July 2014)
99(a)(2)	—	Monthly Servicer Report (Series 2004-1 for August 2014)
99(a)(3)	—	Monthly Servicer Report (Series 2004-1 for September 2014)
99(a)(4)	—	Monthly Servicer Report (Series 2003-1 for July 2014)
99(a)(5)	—	Monthly Servicer Report (Series 2003-1 for August 2014)
99(a)(6)	—	Monthly Servicer Report (Series 2003-1 for September 2014)
99(b)	—	Statement of Collection Account Balances as of September 30, 2014
99(c)	—

A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order

99(d)	—	Annual True-up of Transition Charges for the Series 2003-1 Transition Bonds filed August 15, 2014
99(e)(1)	—	Statement of Outstanding Bond Balances Series 2003-1
99(e)(2)	—	Statement of Outstanding Bond Balances Series 2004-1
99(f)	—	Semi-Annual Servicer’s Certificate (Series 2003-1 for August 2014)
XBRL Data Files.
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

By	/s/ David M. Davis
David M. Davis
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date:  October 30, 2014

EXHIBIT INDEX

Exhibits
(99)	Additional Exhibits.
99(a)(1)	—	Monthly Servicer Report (Series 2004-1 for July 2014)
99(a)(2)	—	Monthly Servicer Report (Series 2004-1 for August 2014)
99(a)(3)	—	Monthly Servicer Report (Series 2004-1 for September 2014)
99(a)(4)	—	Monthly Servicer Report (Series 2003-1 for July 2014)
99(a)(5)	—	Monthly Servicer Report (Series 2003-1 for August 2014)
99(a)(6)	—	Monthly Servicer Report (Series 2003-1 for September 2014)
99(b)	—	Statement of Collection Account Balances as of September 30, 2014
99(c)	—

A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order

99(d)	—	Annual True-up of Transition Charges for the Series 2003-1 Transition Bonds filed August 15, 2014
99(e)(1)	—	Statement of Outstanding Bond Balances Series 2003-1
99(e)(2)	—	Statement of Outstanding Bond Balances Series 2004-1
99(f)	—	Semi-Annual Servicer’s Certificate (Series 2003-1 for August 2014)
XBRL Data Files.
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document