Form 10-K
period 2014-12-31
ONCOR ELECTRIC DELIVERY TRANSITION BOND CO LLC
filed 2015-02-27
CIK 1100179

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________

FORM 10-K

[Ö]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the Fiscal Year Ended December 31, 2014

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

Large accelerated filer ___ Accelerated filer ___ Non-Accelerated filer √    (Do not check if a smaller reporting company)

Smaller reporting company ___

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes___   No √

At February 26, 2015, all outstanding common membership interests in Oncor Electric Delivery Transition Bond Company LLC were held by Oncor Electric Delivery Company LLC.

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

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

1999 Restructuring Legislation	Texas Electric Choice Plan, the legislation that restructured the electric utility industry in Texas to provide for retail competition
2003 Bonds	Refers collectively to the four series of securitization bonds issued in August 2003. Three of these series were retired at maturity in 2007, 2010 and 2013.
2004 Bonds	Refers collectively to the three series of securitization bonds issued in June 2004. Two of these series were retired at maturity in 2009 and 2012.
2014 Form 10-K	Oncor Electric Delivery Transition Bond Company LLC’s Annual Report on Form 10-K for the year ended December 31, 2014
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

Various “ring-fencing” measures have been taken to enhance the separateness between the Oncor Ring-Fenced Entities and the Texas Holdings Group and Oncor’s credit quality.  These measures serve to mitigate Oncor’s and Oncor Holdings’ credit exposure to the Texas Holdings Group and to reduce the risk that the assets and liabilities of Oncor or Oncor Holdings would be substantively consolidated with the assets and liabilities of the Texas Holdings Group in connection with a bankruptcy of one or more of those entities, including the EFH Bankruptcy Proceedings discussed below.  Such measures include, among other things: Oncor’s sale of a 19.75% equity interest to Texas Transmission in November 2008; maintenance of separate books and records for the Oncor Ring-Fenced Entities; Oncor’s board of directors being comprised of a majority of independent directors; and prohibitions on the Oncor Ring-Fenced Entities providing credit support to, or receiving credit support from, any member of the Texas Holdings Group.  The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of the Texas Holdings Group, including TXU Energy and Luminant, and none of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or contractual obligations of any member of the Texas Holdings Group.  Oncor does not bear any liability for debt or contractual obligations of the Texas Holdings Group, and vice versa.  Accordingly, Oncor’s operations are conducted, and its cash flows are managed, independently from the Texas Holdings Group.

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

Legislative Background

In September 1999, the Texas legislature passed the 1999 Restructuring Legislation to restructure the electric utility industry in Texas.  The 1999 Restructuring Legislation provided for a transition to competition in the retail and generation markets for electricity beginning in January 2002, and provided for recovery of certain costs previously incurred by electric utilities.  These costs consist of generation-related regulatory assets as well as stranded costs, which represent the excess of net book value over market value of generation assets (as such regulatory and generation assets are defined by the 1999 Restructuring Legislation).  The 1999 Restructuring Legislation authorized the PUCT to issue a financing order approving the issuance of the Transition Bonds to facilitate the recovery of generation-related regulatory assets and stranded costs.  The PUCT issued the Financing Order to Oncor on August 5, 2002.  Recovery of the Transition Bonds’ principal, interest and other expenses is provided through irrevocable, nonbypassable charges (transition charges) assessed on substantially all existing and future retail electricity customers within Oncor’s certificated service territory as it existed on May 1, 1999.

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

Required Item	Filed as Exhibit or Furnished on Website

Monthly Servicer Report (Series 2004-1 for October 2014)	Exhibit 99(a)(1)
Monthly Servicer Report (Series 2004-1 for November 2014)	Exhibit 99(a)(2)
Monthly Servicer Report (Series 2004-1 for December 2014)	Exhibit 99(a)(3)
Monthly Servicer Report (Series 2003-1 for October 2014)	Exhibit 99(a)(4)
Monthly Servicer Report (Series 2003-1 for November 2014)	Exhibit 99(a)(5)
Monthly Servicer Report (Series 2003-1 for December 2014)	Exhibit 99(a)(6)
Statement of Collection Account Balances as of December 31, 2014	Exhibit 99(b)

A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order

Exhibit 99(c)
Annual True-up of Transition Charges for the Series 2004-1 Transition Bonds filed May 15, 2014	Exhibit 99(d)(1)
Annual True-up of Transition Charges for the Series 2003-1 Transition Bonds filed August 15, 2014	Exhibit 99(d)(2)
Statement of Outstanding Bond Balances Series 2003-1	Exhibit 99(e)(1)
Statement of Outstanding Bond Balances Series 2004-1	Exhibit 99(e)(2)
Semi-Annual Servicer’s Certificate (Series 2004-1 for November 2014)	Exhibit 99(f)
Report of Independent Registered Public Accounting Firm ‒ Attestation with Management’s Assertion of Compliance with Servicing Standards Attached	Exhibit 99(g)

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

Hunton & Williams LLP rendered its opinion to us and Oncor in connection with the issuance of the 2003 Bonds, and rendered a similar opinion to us and Oncor in connection with the issuance of the 2004 Bonds that under the laws of the State of Texas and the United States, holders of the Transition Bonds could successfully challenge under the Federal Contracts Clause and the Texas Contracts Clause the constitutionality of any legislation passed by the State of Texas, including the PUCT, which becomes law that repeals or amends the 1999 Restructuring Legislation in such a manner that substantially impairs the value of the rights of the holders of the Transition Bonds or the transition charges prior to the time that the Transition Bonds are fully paid and discharged, unless it was determined that such repeal or amendment was a legitimate and reasonable exercise of the State of Texas’ sovereign powers and reasonable and necessary to serve a significant and legitimate public purpose.  Further, Hunton & Williams LLP rendered to us and Oncor its opinion that a court would conclude that adverse action by the Texas legislature or the PUCT that repeals the State of Texas’ pledge to the holders of the Transition Bonds or otherwise adversely affects the transition property would constitute a compensable “taking” under the Takings Clauses of the United States and Texas Constitutions if the court determines that any such action is an intentional action by the Texas legislature or the PUCT, effects a regulatory taking of the transition property and is for public use.  There is no assurance, however, that, even if a court were to award just compensation, it would be sufficient to pay the full amount of principal and interest on the Transition Bonds.

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

(b)The 1999 Restructuring Legislation May be Overturned by the Federal Government Without Full Compensation.  The United States Congress or a federal agency may decide that it can preempt the Texas legislature and pass a law or adopt a rule or regulation prohibiting or limiting the collection of transition charges, or otherwise affecting the energy industry.  A prohibition of this nature could negate the existence of transition property.  As of the date of this report, neither the House nor the Senate committees having primary relevant jurisdiction are considering, or have indicated an intent to consider, the prohibition of the recovery of stranded costs or transition charges.  We cannot predict whether any future bills that prohibit the recovery of stranded costs or regulatory assets, or securitized financing for the recovery of stranded costs, will become law or, if they become law, what their final form or effect will be.  We can give no assurance that a court would consider the preemption by federal law of the Texas 1999 Restructuring Legislation a taking of property from us or from the holders of the Transition Bonds.  Moreover, even if this preemption of the 1999 Restructuring Legislation and/or the Financing Order by the federal government were considered a taking under the US Constitution for which the government had to pay the estimated market value of the taken transition property at the time of the taking, we can give no assurance that this compensation would be sufficient to pay the full amount of principal of and interest on the Transition Bonds or to pay such amounts on a timely basis.

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

Under these provisions, as a result of TCEH’s credit rating being below investment grade, TCEH, the parent of Oncor’s affiliated REPs, is required to post collateral support in an amount equal to estimated transition charges over specified time periods.  At December 31, 2014, TCEH had posted collateral support of approximately $9 million with the Indenture Trustee for our benefit.

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

If a REP Enters Bankruptcy Proceedings, Transition Charge Payments Made by that REP to the Servicer May Constitute Preferences, and the Servicer May be Required to Return such Funds to the Bankruptcy Estate of the REP.    In the event of a bankruptcy of a REP, a party-in-interest may take the position that the remittance of funds prior to bankruptcy to the servicer, pursuant to the Financing Order, constitutes a preference under bankruptcy law.  If a court were to hold that the remittance of funds constitutes a preference, any such remittance within 90 days of the filing of the bankruptcy petition could be avoidable, and the funds could be required to be returned to the bankruptcy estate of the REP by us or the servicer.  To the extent that transition charges have been commingled with the general funds of the REP, the risk that a court would hold that a remittance of funds was a preference would increase.  We or the servicer may be considered an "insider" with any REP that is affiliated with us or the servicer. If we or the servicer is considered to be an "insider" of the REP, any such remittance made within one year of the filing of the bankruptcy petition could be avoidable as well if the court were to hold that such remittance constitutes a preference.  If any funds were required to be returned to the bankruptcy estate of the REP, we or the servicer would merely be an unsecured creditor of the REP and we would expect that the amount of any future transition charges would be increased through the true-up mechanism to recover the amount returned.  See “Management’s Discussion and Analysis ─ Business” regarding the EFH Bankruptcy Proceedings.

If the Servicer Enters Bankruptcy Proceedings, the Remittance of Funds Prior to Bankruptcy of the Servicer May Constitute Preferences, Which Means These Funds Would Be Unavailable to Pay Amounts Owing on the Transition Bonds.  In the event of a bankruptcy of the servicer, a party-in-interest may take the position that the remittance of funds prior to bankruptcy of the servicer, pursuant to the Financing Order, constitutes a preference under bankruptcy law.  If a court were to hold that the remittance of funds constitutes a preference, any such remittance within 90 days of the filing of the bankruptcy petition could be avoidable, and the funds could be required to be returned to the bankruptcy estate of the servicer.  To the extent that transition charges have been commingled with the general funds of the servicer, the risk that a court would hold that a remittance of funds was a preference would increase.  If any funds were required to be returned to the bankruptcy estate of the servicer, we would merely be an unsecured creditor of the servicer and we would expect that the amount of any future transition charges would be increased through the true-up mechanism to recover the amount returned.

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

The Sale of the Transition Property Could Be Construed as a Financing and Not a Sale in a Case of Oncor’s Bankruptcy, Which Could Delay or Limit Payment on the Transition Bonds.  The 1999 Restructuring Legislation provides that the characterization of a transfer of transition property as a sale or other absolute transfer will not be affected or impaired in any manner by treatment of the transfer as a financing for federal or state tax purposes or financial reporting purposes.  We and Oncor have treated the transaction as a sale under applicable law, although for financial reporting and federal and state income and franchise tax purposes the transaction has been treated as a financing and not a sale.  In the event of a bankruptcy of Oncor, a party-in-interest in the bankruptcy may assert that the sale of the transition property to us was a financing transaction and not a sale or other absolute transfer and that the treatment of the transaction for financial reporting and tax purposes as a financing and not a sale lends weight to that position.  If a court were to characterize the transaction as a financing, we would be treated as a creditor of Oncor in the bankruptcy proceedings.  Although we would in that case have a security interest in the transition property, we would not likely be entitled to access to the transition charge collections during the bankruptcy and would be subject to the typical risks of a secured creditor in a bankruptcy case, including the possible bankruptcy risks described in the immediately preceding risk factor.  As a result, repayment on the Transition Bonds could be significantly delayed, and a plan of reorganization in the bankruptcy might permanently modify the amount and timing of payments to us of transition charge collections and, therefore, the amount and timing of funds available to us to make payments on the Transition Bonds.

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

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the fiscal years ended December 31, 2014, 2013 and 2012 should be read in conjunction with our audited consolidated financial statements and the notes to those statements.

The information required hereunder is in its reduced format as allowed for under General Instruction (I) (1) and (2)(a) of Form 10-K.  All dollar amounts in the tables in the following discussion and analysis are stated in US dollars unless otherwise indicated.

BUSINESS

We are a bankruptcy-remote, special-purpose Delaware limited liability company, wholly-owned by Oncor.  Oncor is a regulated electricity transmission and distribution company principally engaged in providing delivery services to REPs, including subsidiaries of TCEH, that sell power in the north-central, eastern and western parts of Texas.  Oncor is a direct, majority-owned subsidiary of Oncor Holdings, which is a direct, wholly-owned subsidiary of EFIH, a direct, wholly-owned subsidiary of EFH Corp.  Oncor Holdings owns 80.03% of Oncor’s membership interests, Texas Transmission owns 19.75% of Oncor’s membership interests and the remaining 0.22% of Oncor’s membership interests is held indirectly by certain members of Oncor’s management and board of directors.    See Note 1 to Financial Statements for discussion of certain “ring-fencing” measures taken by EFH Corp. and Oncor to enhance Oncor’s credit quality.

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

Various “ring-fencing” measures have been taken to enhance the separateness between the Oncor Ring-Fenced Entities and the Texas Holdings Group and Oncor’s credit quality.  These measures serve to mitigate Oncor’s and Oncor Holdings’ credit exposure to the Texas Holdings Group and to reduce the risk that the assets and liabilities of Oncor or Oncor Holdings would be substantively consolidated with the assets and liabilities of the Texas Holdings Group in connection with a bankruptcy of one or more of those entities, including the EFH Bankruptcy Proceedings discussed below.  Such measures include, among other things: Oncor’s sale of a 19.75% equity interest to Texas Transmission in November 2008; maintenance of separate books and records for the Oncor Ring-Fenced Entities; Oncor’s board of directors being comprised of a majority of independent directors; and prohibitions on the Oncor Ring-Fenced Entities providing credit support to, or receiving credit support from, any member of the Texas Holdings Group.  The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of the Texas Holdings Group, including TXU Energy and Luminant, and none of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or contractual obligations of any member of the Texas Holdings Group.  Oncor does not bear any liability for debt or contractual obligations of the Texas Holdings Group, and vice versa.  Accordingly, Oncor’s operations are conducted, and its cash flows are managed, independently from the Texas Holdings Group.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are discussed in Note 1 to Financial Statements.  We follow accounting principles generally accepted in the US.  Application of these accounting policies in the preparation of our financial statements requires management to make estimates and assumptions about future events that affect the reporting of assets and liabilities at the balance sheet dates and revenues and expenses during the periods covered.  The following is a summary of our primary critical accounting policies that are impacted by judgments and uncertainties and under which different amounts might be reported using different assumptions or estimation methodologies.

Regulation —  Our business meets the applicability criteria of accounting standards related to the effect of certain types of regulation. These standards recognize the cost-based rate-making process, which may result in differences in the application of US GAAP between regulated and non-regulated entities.

Revenue Recognition — Our revenue includes an estimate for the transition charges billed to REPs by Oncor, as servicer, from the billed meter reading date to the end of the period (unbilled revenue).  For electricity delivery services billed on the basis of kWh volumes, unbilled revenue is based on data collected through Oncor’s advanced metering system.    For other electricity delivery services, unbilled revenue is based on average daily revenues for the most recent period applied to the number of unmetered days through the end of the period.    Accrued unbilled revenues totaled $8,133,000 and $8,861,000 at December 31, 2014 and 2013, respectively.

RESULTS OF OPERATIONS — 2014 compared to 2013 and 2013 compared to 2012

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

Transition charge revenue decreased 3% for the year ended December 31, 2014 reflecting lower transition charge tariff rates as a result of annual true-ups.  Transition charge revenue increased 3% for the year ended December 31, 2013 reflecting higher electricity volumes delivered by Oncor due to the effects of colder winter weather in 2013 as compared to 2012, partially offset by lower transition charge tariff rates as a result of annual true-ups.

Interest expense decreased 34% and 24%, for the years ended December 31, 2014 and 2013, respectively, and will continue to decrease each period, reflecting lower average debt balances due to scheduled principal payments on the Transition Bonds.

Amortization of transition property increased 5% for each of the years ended December 31, 2014 and 2013,  and will continue to increase each period, reflecting increased principal payments on the Transition Bonds.  See discussion under “Amortization” in Note 1 to Financial Statements.

Fluctuations in the over/(under) recovery of transition charges primarily result from variances in revenues from the revenue forecast used to set the transition charges.  See discussion under “Over/(Under) Recovery of Transition Charges” in Note 1 to Financial Statements.

Net income was zero for each of the years ended December 31, 2014 and 2013.  Net income includes interest earned on the Indenture Trustee reserve account and capital subaccounts, which we expect to periodically distribute to Oncor as released by the Indenture Trustee.  See Note 4 to Financial Statements.

FINANCIAL CONDITION — 2014 compared to 2013 and 2013 compared to 2012

Cash Flows — Cash provided by operating activities increased $14,371,000, or 12%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013.  The change was driven by a  $6,722,000 decrease in cash interest payments as a result of principal payments that have been made on the Transition Bonds,  a $3,919,000 increase in accounts payable to affiliate, a $3,023,000 increase in collections from REPs and a $707,000 increase in customer deposits received.

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

Cash used in financing activities increased 5% for each of the years ended December 31, 2014 and 2013.  The increases were driven by scheduled principal payments on the Transition Bonds.

Cash used in investing activities totaled $4,396,000 for the year ended December 31, 2014 and cash provided by investing activities totaled $3,236.000 for the year ended December 31, 2013.  These amounts represent changes in the balances of restricted cash accounts.  See Note 5 to Financial Statements for information regarding restricted cash.

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

At December 31, 2014, restricted cash included the balances in the capital subaccount totaling $2,500,000 and $3,949,000 for the 2003 Bonds and the 2004 Bonds, respectively, which are equal to the required levels under the Indenture.  Additionally, at December 31, 2014, the balance in the over-collateralization subaccount for the 2003 Bonds totaled $2,292,000, and for the 2004 Bonds totaled $3,455,000, which are equal to the respective required levels.  Required levels are determined at the respective scheduled payment dates.  Required level amounts reported above are as of the most recent payment dates.  There are no penalties as a result of being above or below the required levels in the capital and over-collateralization subaccounts.  Any future shortfalls in the subaccounts for either series of Transition Bonds would be addressed in future true-up filings.

Member’s Interest — Subject to certain provisions of the Indenture and favorable interest rates, we receive interest income with respect to the Indenture Trustee reserve account and capital subaccounts.  Cash distributions to Oncor, the amounts of which represent interest income released by the Indenture Trustee, totaled zero for each of the years ended December 31, 2014, 2013 and 2012.  Distributions are recorded as a reduction in member’s interest.  We intend to periodically distribute to Oncor interest income in the Indenture Trustee reserve account and the capital subaccounts as released by the Indenture Trustee.

FINANCING ACTIVITIES

Our financing activities are limited to the issuance of the Transition Bonds.  There is no provision to allow for any other borrowings.

Covenants and Cross Default Provisions — The terms of the Indenture contain various covenants, including payment covenants, covenants to file certain information with the SEC and covenants to deliver certain information to the Indenture Trustee.  At December 31, 2014, we were in compliance with such covenants.

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

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of

Oncor Electric Delivery Transition Bond Company LLC

Dallas, Texas

We have audited the accompanying balance sheets of Oncor Electric Delivery Transition Bond Company LLC (the “Company”) as of December 31, 2014 and 2013, and the related statements of income, cash flows and member’s interest for each of the three years in the period ended December 31, 2014.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Oncor Electric Delivery Transition Bond Company LLC as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Dallas, Texas

February 26, 2015

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

STATEMENTS OF INCOME

	Year Ended December 31,
	2014	2013	2012
	(thousands of dollars)

Operating revenues:
Transition charge revenue:
Nonaffiliates	$105,835	$106,200	$100,655
Affiliates	38,697	42,533	43,073
Investment income	1	2	2
Total operating revenues	144,533	148,735	143,730
Operating expenses:
Interest expense	13,270	20,090	26,274
Amortization of transition property	132,958	126,125	119,903
Over/(under) recovery of transition charges	(2,525)	1,690	(3,277)
Servicing fees, administrative and general expenses	830	830	830
Total operating expenses	144,533	148,735	143,730
Net income	$-	$-	$-

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(thousands of dollars)

Cash flows – operating activities:
Net income	$-	$-	$-
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of transition property	132,958	126,125	119,903
Over/(under) recovery of transition charges	(2,525)	1,690	(3,277)
Changes in operating assets	2,740	(4,484)	2,012
Changes in operating liabilities	2,611	(1,918)	(1,818)
Cash provided by operating activities	135,784	121,413	116,820
Cash flows – financing activities:
Repayment of debt	(131,387)	(124,648)	(118,609)
Cash used in financing activities	(131,387)	(124,648)	(118,609)
Cash flows – investing activities:
Change in restricted funds	(4,396)	3,236	1,790
Cash (used in) provided by investing activities	(4,396)	3,236	1,790
Net change in cash and cash equivalents	1	1	1
Cash and cash equivalents – beginning balance	3	2	1
Cash and cash equivalents – ending balance	$4	$3	$2
Supplemental cash flow disclosures:
Cash interest payments	$14,846	$21,568	$27,576

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

BALANCE SHEETS

	At December 31,
	2014	2013
	(thousands of dollars)

ASSETS
Current assets:
Cash and cash equivalents	$4	$3
Restricted cash (Note 5)	56,342	51,946
Transition charge receivable:
Nonaffiliates	14,096	15,660
Affiliates	5,645	6,821
Total current assets	76,087	74,430
Investments:
Restricted funds held in trust (Note 5)	16,449	16,449
Transition property, net of accumulated amortization of $1,142,183 and $1,009,225	147,594	280,552
Total assets	$240,130	$371,431
LIABILITIES AND MEMBER'S INTEREST
Current liabilities:
Long-term debt due currently (Note 3)	$138,421	$131,387
Accounts payable – affiliate	4,184	265
Accrued interest	1,934	3,509
Other current liabilities	5,584	5,317
Total current liabilities	150,123	140,478
Transition bonds (Note 3)	41,134	179,555
Regulatory liability (Note 1)	32,450	34,975
Total liabilities	223,707	355,008
Member’s interest (Note 4)	16,423	16,423
Total liabilities and member's interest	$240,130	$371,431

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

STATEMENTS OF MEMBER’S INTEREST

	Year Ended December 31,
	2014	2013	2012
	(thousands of dollars)

Member's interest:
Balance at beginning of year	$16,423	$16,423	$16,423
Distributions paid to parent	-	-	-
Net income	-	-	-
Total member's interest at end of year	$16,423	$16,423	$16,423

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

Various “ring-fencing” measures have been taken to enhance the separateness between the Oncor Ring-Fenced Entities and the Texas Holdings Group and Oncor’s credit quality.  These measures serve to mitigate Oncor’s and Oncor Holdings’ credit exposure to the Texas Holdings Group and to reduce the risk that the assets and liabilities of Oncor or Oncor Holdings would be substantively consolidated with the assets and liabilities of the Texas Holdings Group in connection with a bankruptcy of one or more of those entities, including the EFH Bankruptcy Proceedings discussed below.  Such measures include, among other things: Oncor’s sale of a 19.75% equity interest to Texas Transmission in November 2008; maintenance of separate books and records for the Oncor Ring-Fenced Entities; Oncor’s board of directors being comprised of a majority of independent directors; and prohibitions on the Oncor Ring-Fenced Entities providing credit support to, or receiving credit support from, any member of the Texas Holdings Group.  The assets and liabilities of the Oncor Ring-Fenced Entities are separate and distinct from those of the Texas Holdings Group, including TXU Energy and Luminant, and none of the assets of the Oncor Ring-Fenced Entities are available to satisfy the debt or contractual obligations of any member of the Texas Holdings Group.  Oncor does not bear any liability for debt or contractual obligations of the Texas Holdings Group, and vice versa.  Accordingly, Oncor’s operations are conducted, and its cash flows are managed, independently from the Texas Holdings Group.

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

Basis of Presentation

Our financial statements have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.  All dollar amounts in the financial statements and tables in the notes are stated in US dollars unless otherwise indicated.

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

Regulatory Assets and Liabilities

Our business meets the applicability criteria of accounting standards related to the effect of certain types of regulation. These standards recognize the cost-based rate-making process, which may result in differences in the application of US GAAP between regulated and non-regulated entities.  The regulatory liability balances of $32,450,000 and $34,975,000 at December 31, 2014 and 2013, respectively, consist of over-recovery of transition charges as discussed below.

Revenue Recognition

We record revenue for transition charges under the accrual method of accounting.  Transition charges are billed by Oncor, as servicer, to REPs for their connected customers on the basis of periodic cycle meter readings.  Our revenue includes an estimate of the transition charges for the period from the billed meter reading date to the end of the period (unbilled revenue).  For electricity delivery services billed on the basis of kWh volumes, unbilled revenue is based on data collected through Oncor’s advanced metering system.    For other electricity delivery services, unbilled revenue is based on average daily revenues for the most recent period applied to the number of unmetered days through the end of the period.  Accrued unbilled revenues totaled $8,133,000 and $8,861,000 at December 31, 2014 and 2013, respectively.

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

2.    RELATED–PARTY TRANSACTIONS

Pursuant to administration and servicing agreements between us and Oncor, Oncor furnishes to us, at a fixed fee per year, billing, payment processing, collection, accounting and other administrative services, which are reflected as administrative and general expenses in our income statement.  Our expenses for servicing and administration activities performed by Oncor totaled approximately $826,000 in each of the years ended December 31, 2014, 2013 and 2012.

Transition charges billed to the REP subsidiaries of TCEH, which are included in operating revenues, totaled $38,697,000, $42,533,000 and $43,073,000 in the years ended December 31, 2014, 2013 and 2012, respectively.  The balance of the transition charge receivable due from the REP subsidiaries of TCEH totaled $5,645,000 and $6,821,000 at December 31, 2014 and 2013, respectively.

Oncor, as servicer of the Transition Bonds, collects transition charge receivables and any required security deposits from REPs and remits these amounts to the Indenture Trustee as they are collected. No amounts were outstanding from Oncor at December 31, 2014 and 2013.    At December 31, 2014, Oncor had remitted to the Indenture Trustee $3,919,000 more than it had collected in transition charge receivables.  This amount is included in accounts payable – affiliate on our balance sheet.  Oncor reviews the security amount for the REPs quarterly and requests increases when required.  At December 31, 2014 and 2013, the Indenture Trustee held security in the amount of $9,158,000 and $9,395,000, respectively, for the REP subsidiaries of TCEH.

See discussion in Note 4 for information regarding cash distributions.

3.    FINANCING ARRANGEMENTS

Long-Term Debt

At December 31, 2014 and 2013, our long-term debt (Transition Bonds) consisted of the following:

	At December 31,
	2014	2013
	(thousands of dollars)

5.420% Fixed Series 2003 Bonds due in semi-annual installments through August 15, 2015	$54,407	$105,984
5.290% Fixed Series 2004 Bonds due in semi-annual installments through May 15, 2016	125,148	204,958
Total	179,555	310,942
Less amount due currently	(138,421)	(131,387)
Total long-term debt	$41,134	$179,555

The transition property sold to us, as well as restricted cash of $6,449,000 in the capital subaccount at December  31, 2014 and 2013,  is pledged as collateral for the Transition Bonds.  Collections of transition charges will be used to pay the principal, interest and associated costs of the Transition Bonds.  We are required to maintain restricted cash pledged as collateral for the Transition Bonds in an amount equal to 0.50% of the initial aggregate principal amount of Transition Bonds outstanding.  Should the transition charges collected through the specified payment dates listed above not provide adequate funds to make the scheduled payments of principal, the transition charges can continue to be collected for approximately two years before the Transition Bonds go into default for nonpayment of principal.

Maturities of our long‑term debt instruments outstanding at December 31, 2014 totaled $138,421,000 and $41,134,000 for the years 2015 and 2016, respectively.

The fair value of the outstanding Transition Bonds was approximately $183,586,000 and $328,074,000 at December 31, 2014 and 2013, respectively.  The fair values are estimated based upon market values as determined by quoted market prices, representing Level 1 valuations under accounting standards related to the determination of fair value.

Covenants

The terms of the Indenture contain various covenants, including payment covenants, covenants to file certain information with the SEC and covenants to deliver certain information to the Indenture Trustee.  At December  31, 2014 and 2013, we were in compliance with these covenants.

4.    MEMBER’S INTEREST

Subject to certain provisions of the Indenture and favorable interest rates, we receive interest income with respect to the Indenture Trustee reserve account and capital subaccounts.  Cash distributions to Oncor, which typically represent interest income released by the Indenture Trustee, totaled zero in each of the years ended December  31, 2014, 2013 and 2012.  Distributions, if any, are recorded as a reduction in member’s interest.

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
•

Capital — contains the initial capital contribution of 0.50% of the principal amount of each series of Transition Bonds.  Funds in this subaccount are available to the Indenture Trustee to make payments in the event the other three subaccounts are not sufficient.  Any funds used from this account are replenished by the Indenture Trustee from subsequent excess transition charge collections.  Required funds in the subaccount are equal to 0.50% of the initial principal amount of each series of Transition Bonds as long as bonds from that series remain outstanding.

We have also established an Indenture Trustee reserve account with the Indenture Trustee to provide for the payment of fees incurred by the Indenture Trustee associated with the Transition Bonds in excess of the annual operating expenses allowed to be collected through the transition charges.

	Balance Sheet Classification
	At December 31, 2014		At December 31, 2013
	Current Assets	Investment	Current Assets	Investment
	(thousands of dollars)

Collections related to Transition Bonds used only to service debt and pay expenses (includes over-collateralization subaccount of $5,747, $—, $5,209 and $—)	$56,342	$-	$51,946	$-
Funds for payment of fees associated with Transition Bonds (Indenture Trustee reserve account)	-	10,000	-	10,000
Reserve for shortfalls of Transition Bond charges (capital subaccount)	-	6,449	-	6,449
Total restricted cash and funds	$56,342	$16,449	$51,946	$16,449

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.   CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect at December 31, 2014.  Based on the evaluation performed, our management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective.  During the most recent fiscal quarter covered by this report, no changes in internal controls over financial reporting have occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Audit Committee may also approve certain on-going non-audit services not previously approved in the limited circumstances provided for in the SEC rules.  All services performed in 2014 by Deloitte & Touche LLP, the member firms of Deloitte & Touche Tohmatsu and their respective affiliates (“Deloitte & Touche”) were preapproved by the Audit Committee.

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

For the years ended December 31, 2014 and 2013, fees billed (in US dollars) to us by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates were as follows:

	Years Ended December 31,
	2014	2013

Audit Fees. Fees for services necessary to perform the annual audit, review SEC filings, fulfill statutory and other attest service requirements and provide comfort letters and consents	$200,000	$200,000
Audit-Related Fees. Fees for services including internal control reviews, attest services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards	30,000	30,000
Tax Fees.	-	-
All Other Fees.	-	-
Total	$230,000	$230,000

PART IV

Item 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The financial statements’ schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

Oncor Electric Delivery Transition Bond Company LLC Exhibits to 2014 Form 10-K
Exhibits	Previously Filed* With File Number	As Exhibit
3(i)	Articles of Incorporation.
3(a)	333-91935 Form 8-K (filed August 28, 2003)	4(b)	—	Amended and Restated Certificate of Formation dated as of August 11, 2003.
3(b)	333-91935 Form 10-Q/A (filed May 17, 2004)	3(a)(1)	—	Certificate of Amendment to Amended and Restated Certificate of Formation dated as of May 13, 2004.
3(c)	333-91935 Form 10-Q (filed May 15, 2007)	3(c)	—	Certificate of Amendment to Amended and Restated Certificate of Formation dated as of April 20, 2007.
3(ii)	By-laws.
3(d)	333-91935 Form 8-K (filed August 28, 2003)	4(a)	—	Amended and Restated Limited Liability Company Agreement dated as of August 21, 2003.
3(e)	333-91935 Form 10-Q/A (filed May 17, 2004)	3(b)(1)	—	First Amendment to Amended and Restated Limited Liability Company Agreement dated as of May 13, 2004.
4	Instruments Defining the Rights of Security Holders.
4(a)	333-91935 (Form 8-K filed August 28, 2003)	4(c)	—	Indenture dated as of August 21, 2003.
4(b)	333-91935 (Form 8-K filed August 28, 2003)	4(d)	—	Series 2003-1 Supplement dated as of August 21, 2003.
4(c)	333-91935 (Form 8-K filed June 14, 2004)	4	—	Series 2004-1 Supplement dated as of June 7, 2004.
10	Material Contracts.
10(a)	333-91935 (Form 8-K filed August 28, 2003)	10(a)	—	Series 2003-1 Transition Property Purchase and Sale Agreement dated as of August 21, 2003.
10(b)	333-91935 (Form 8-K filed August 28, 2003)	10(b)	—	Series 2003-1 Transition Property Servicing Agreement dated as of August 21, 2003.

10(c)	333-91935 (Form 8-K filed June 14, 2004)	10(a)	—	Series 2004-1 Transition Property Purchase and Sale Agreement dated as of June 7, 2004.
10(d)	333-91935 (Form 8-K filed June 14, 2004)	10(b)	—	Series 2004-1 Transition Property Servicing Agreement dated as of June 7, 2004.
10(e)	333-91935 (Form 8-K filed August 28, 2003)	10(c)	—	Administration Agreement dated as of August 21, 2003.
23	Consent of Experts.
23			—	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm for Oncor Electric Delivery Transition Bond Company LLC.
31	Rule 13a – 14(a)/15d – 14(d) Certifications.
31			—	Certification of David M. Davis, principal financial officer of Oncor Electric Delivery Transition Bond Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
99	Additional Exhibits.
99(a)(1)			—	Monthly Servicer Report (Series 2004-1 for October 2014)
99(a)(2)			—	Monthly Servicer Report (Series 2004-1 for November 2014)
99(a)(3)			—	Monthly Servicer Report (Series 2004-1 for December 2014)
99(a)(4)			—	Monthly Servicer Report (Series 2003-1 for October 2014)
99(a)(5)			—	Monthly Servicer Report (Series 2003-1 for November 2014)
99(a)(6)			—	Monthly Servicer Report (Series 2003-1 for December 2014)
99(b)			—	Statement of Collection Account Balances as of December 31, 2014
99(c)			—

A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order

99(d)(1)	333-91935 (Form 10-Q filed August 1, 2014)	99(d)	—	Annual True-up of Transition Charges for the Series 2004-1 Transition Bonds filed May 15, 2014
99(d)(2)	333-91935 (Form 10-Q filed October 31, 2014)	99(d)	—	Annual True-up of Transition Charges for the Series 2003-1 Transition Bonds filed August 15, 2014
99(e)(1)			—	Statement of Outstanding Bond Balances Series 2003-1
99(e)(2)			—	Statement of Outstanding Bond Balances Series 2004-1
99(f)			—	Semi-Annual Servicer’s Certificate (Series 2004-1 for November 2014)

99(g)	—	Report of Independent Registered Public Accounting Firm ‒ Attestation with Management’s Assertion of Compliance with Servicing Standards Attached
XBRL Data Files.
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Oncor Electric Delivery Transition Bond Company LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOR ELECTRIC DELIVERY
TRANSITION BOND COMPANY LLC

Date: February 26, 2015
By /s/ ROBERT S. SHAPARD
(Robert S. Shapard, as Chairman and Chief Executive of Oncor Electric Delivery Company LLC, the Servicer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Oncor Electric Delivery Transition Bond Company LLC and in the capacities and on the date indicated.

	Signature	Title	Date

/s/	ROBERT S. SHAPARD	Principal Executive
	(Robert S. Shapard, Manager, Chairman of	Officer and Manager	February 26, 2015
the Board and Chief Executive)

/s/	DAVID M. DAVIS	Principal Financial Officer
	(David M. Davis, Manager, Senior Vice President and	and Manager	February 26, 2015
Chief Financial Officer)

/s/	RICHARD C. HAYS	Principal Accounting Officer	February 26, 2015
(Richard C. Hays, Controller)

/s/	DON J. CLEVENGER	Manager	February 26, 2015
(Don J. Clevenger, Manager, Vice President, Secretary and
Chief Legal Officer)

Manager
(Richard F. Klumpp, Manager)

Manager
(Thomas M. Strauss, Manager)

EXHIBIT INDEX

Exhibits	Previously Filed* With File Number	As Exhibit
3(i)	Articles of Incorporation.
3(a)	333-91935 Form 8-K (filed August 28, 2003)	4(b)	—	Amended and Restated Certificate of Formation dated as of August 11, 2003.
3(b)	333-91935 Form 10-Q/A (filed May 17, 2004)	3(a)(1)	—	Certificate of Amendment to Amended and Restated Certificate of Formation dated as of May 13, 2004.
3(c)	333-91935 Form 10-Q (filed May 15, 2007)	3(c)	—	Certificate of Amendment to Amended and Restated Certificate of Formation dated as of April 20, 2007.
3(ii)	By-laws.
3(d)	333-91935 Form 8-K (filed August 28, 2003)	4(a)	—	Amended and Restated Limited Liability Company Agreement dated as of August 21, 2003.
3(e)	333-91935 Form 10-Q/A (filed May 17, 2004)	3(b)(1)	—	First Amendment to Amended and Restated Limited Liability Company Agreement dated as of May 13, 2004.
4	Instruments Defining the Rights of Security Holders.
4(a)	333-91935 (Form 8-K filed August 28, 2003)	4(c)	—	Indenture dated as of August 21, 2003.
4(b)	333-91935 (Form 8-K filed August 28, 2003)	4(d)	—	Series 2003-1 Supplement dated as of August 21, 2003.
4(c)	333-91935 (Form 8-K filed June 14, 2004)	4	—	Series 2004-1 Supplement dated as of June 7, 2004.
10	Material Contracts.
10(a)	333-91935 (Form 8-K filed August 28, 2003)	10(a)	—	Series 2003-1 Transition Property Purchase and Sale Agreement dated as of August 21, 2003.
10(b)	333-91935 (Form 8-K filed August 28, 2003)	10(b)	—	Series 2003-1 Transition Property Servicing Agreement dated as of August 21, 2003.
10(c)	333-91935 (Form 8-K filed June 14, 2004)	10(a)	—	Series 2004-1 Transition Property Purchase and Sale Agreement dated as of June 7, 2004.
10(d)	333-91935 (Form 8-K filed June 14, 2004)	10(b)	—	Series 2004-1 Transition Property Servicing Agreement dated as of June 7, 2004.

10(e)	333-91935 (Form 8-K filed August 28, 2003)	10(c)	—	Administration Agreement dated as of August 21, 2003.
23	Consent of Experts.
23			—	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm for Oncor Electric Delivery Transition Bond Company LLC.
31	Rule 13a – 14(a)/15d – 14(d) Certifications.
31			—	Certification of David M. Davis, principal financial officer of Oncor Electric Delivery Transition Bond Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
99	Additional Exhibits.
99(a)(1)			—	Monthly Servicer Report (Series 2004-1 for October 2014)
99(a)(2)			—	Monthly Servicer Report (Series 2004-1 for November 2014)
99(a)(3)			—	Monthly Servicer Report (Series 2004-1 for December 2014)
99(a)(4)			—	Monthly Servicer Report (Series 2003-1 for October 2014)
99(a)(5)			—	Monthly Servicer Report (Series 2003-1 for November 2014)
99(a)(6)			—	Monthly Servicer Report (Series 2003-1 for December 2014)
99(b)			—	Statement of Collection Account Balances as of December 31, 2014
99(c)			—

A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order

99(d)(1)	333-91935 (Form 10-Q filed August 1, 2014)	99(d)	—	Annual True-up of Transition Charges for the Series 2004-1 Transition Bonds filed May 15, 2014
99(d)(2)	333-91935 (Form 10-Q filed October 31, 2014)	99(d)	—	Annual True-up of Transition Charges for the Series 2003-1 Transition Bonds filed August 15, 2014
99(e)(1)			—	Statement of Outstanding Bond Balances Series 2003-1
99(e)(2)			—	Statement of Outstanding Bond Balances Series 2004-1
99(f)			—	Semi-Annual Servicer’s Certificate (Series 2004-1 for November 2014)
99(g)			—	Report of Independent Registered Public Accounting Firm ‒ Attestation with Management’s Assertion of Compliance with Servicing Standards Attached
XBRL Data Files.
101.INS			—	XBRL Instance Document
101.SCH			—	XBRL Taxonomy Extension Schema Document

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document