Form 10-Q
period 2015-03-31
ONCOR ELECTRIC DELIVERY TRANSITION BOND CO LLC
filed 2015-05-01
CIK 1100179

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

____________________

FORM 10-Q

[√] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

As of May 1, 2015, all outstanding membership interests in Oncor Electric Delivery Transition Bond Company LLC were held by Oncor Electric Delivery Company LLC.

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
EFH Bankruptcy Proceedings

Refers to voluntary petitions for relief under Chapter 11 of the US Bankruptcy Code filed in US Bankruptcy Court for the District of Delaware on April 29, 2014 by EFH Corp. and the substantial majority of its direct and indirect subsidiaries, including EFIH, EFCH and TCEH.  The Oncor Ring-Fenced Entities are not parties to the EFH Bankruptcy Proceedings.

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

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(thousands of dollars)

Operating revenues:
Transition charge revenue:
Nonaffiliates	$25,137	$26,571
Affiliates	9,142	9,918
Investment income	1	-
Total operating revenues	34,280	36,489
Operating expenses:
Interest expense	2,192	3,955
Amortization of transition property	33,105	31,342
Over/(under) recovery of transition charges	(1,224)	985
Servicing fees, administrative and general expenses	207	207
Total operating expenses	34,280	36,489
Net income	$-	$-

See Notes to Financial Statements.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(thousands of dollars)

Cash flows – operating activities:
Net income	$-	$-
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of transition property	33,105	31,342
Over/(under) recovery of transition charges	(1,224)	985
Changes in operating assets	(758)	802
Changes in operating liabilities	577	770
Cash provided by operating activities	31,700	33,899
Cash flows – financing activities:
Repayment of debt	(29,613)	(28,222)
Cash used in financing activities	(29,613)	(28,222)
Cash flows – investing activities:
Change in restricted funds	(2,087)	(5,677)
Cash used in investing activities	(2,087)	(5,677)
Net change in cash and cash equivalents	-	-
Cash and cash equivalents – beginning balance	4	3
Cash and cash equivalents – ending balance	$4	$3
Supplemental cash flow disclosures:
Cash interest payments	$1,474	$2,872

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

CONDENSED BALANCE SHEETS

(Unaudited)

	At March 31,	At December 31,
	2015	2014

	(thousands of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$4	$4
Restricted cash (Note 5)	58,429	56,342
Transition charge receivable:
Nonaffiliates	14,468	14,096
Affiliates	6,031	5,645
Total current assets	78,932	76,087
Investments:
Restricted funds held in trust (Note 5)	16,449	16,449
Transition property, net of accumulated amortization of $1,175,288 and $1,142,183	114,489	147,594
Total assets	$209,870	$240,130

LIABILITIES AND MEMBER'S INTEREST
Current liabilities:
Long-term debt due currently (Note 3)	$108,808	$138,421
Accounts payable – affiliate (Note 2)	4,136	4,184
Accrued interest	2,651	1,934
Other current liabilities	5,492	5,584
Total current liabilities	121,087	150,123
Transition bonds (Note 3)	41,134	41,134
Regulatory liability	31,226	32,450
Total liabilities	193,447	223,707
Member’s interest (Note 4)	16,423	16,423
Total liabilities and member's interest	$209,870	$240,130

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

Basis of Presentation

Our condensed financial statements have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in the 2014 Form 10-K.  All adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein.  Certain information and footnote disclosures normally included in our annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the

SEC.  Because the condensed interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in the 2014 Form 10-K.  The results of operations for an interim period may not give a true indication of results for a full year due to seasonality.  All dollar amounts in the financial statements and tables in the notes are stated in US dollars unless otherwise indicated.

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

Changes in Accounting Standards

In April 2015, the Financial Accounting Standards Board issued a new accounting standard update, which changes the presentation of debt issuance costs in the balance sheet. The update requires that such costs be presented as a direct reduction to the face value of the related debt rather than as an asset.  This will make the presentation of debt issuance costs consistent with debt discounts.  The update is effective for interim and annual periods beginning after December 15, 2015.  Early application is permitted.  When adopted, the new standard is not expected to have a material effect on the balance sheet.

2.RELATED–PARTY TRANSACTIONS

Pursuant to administration and servicing agreements between us and Oncor, Oncor furnishes to us, at a fixed fee per year, billing, payment processing, collection, accounting and other administrative services, which are reflected as administrative and general expenses in our income statement.  Our expenses for servicing and administration activities performed by Oncor totaled approximately $206,000 for each of the three-month periods ended March 31, 2015 and 2014.

Transition charges billed to the REP subsidiaries of TCEH, which are included in operating revenues, totaled $9,142,000 and $9,918,000 for the three months ended March 31, 2015 and 2014, respectively.  The balance of the transition charge receivable due from the REP subsidiaries of TCEH totaled $6,031,000 and $5,645,000 at March 31, 2015 and December 31, 2014, respectively.

Oncor, as servicer of the Transition Bonds, collects transition charge receivables and any required security deposits from REPs and remits these amounts to the Indenture Trustee as they are collected.  No amounts were outstanding from Oncor at March 31, 2015 and December 31, 2014.  As of March 31, 2015, Oncor had remitted to the Indenture Trustee $3,919,000 more than it collected in transition charge receivables and security deposits.  This amount is reflected as accounts payable – affiliate on our balance sheet.  Oncor reviews the security amount for the REPs quarterly and requests increases when required.  At March 31, 2015 and December 31, 2014, the Indenture Trustee held security in the amount of $8,754,000 and  $9,158,000, respectively, for the REP subsidiaries of TCEH.

Also see discussion in Note 4 regarding cash distributions.

3.FINANCING ARRANGEMENTS

Long-Term Debt

At March 31, 2015 and December 31, 2014, our long-term debt (Transition Bonds) consisted of the following:

	At March 31,	At December 31,
	2015	2014
	(thousands of dollars)

5.420% Fixed Series 2003 Bonds due in semi-annual installments through August 15, 2015	$24,794	$54,407
5.290% Fixed Series 2004 Bonds due in semi-annual installments through May 15, 2016	125,148	125,148
Total	149,942	179,555
Less amount due currently	(108,808)	(138,421)
Total long-term debt	$41,134	$41,134

The transition property sold to us, as well as restricted cash of $6,449,000 in the capital subaccount at March 31, 2015 and December 31, 2014,  is pledged as collateral for the Transition Bonds.  Collections of transition charges will be used to pay the principal, interest and associated costs of the Transition Bonds.  We are required to maintain restricted cash pledged as collateral for the Transition Bonds in an amount equal to 0.50% of the initial aggregate principal amount of Transition Bonds outstanding.  Should the transition charges collected through the specified payment dates listed above not provide adequate funds to make the scheduled payments of principal, the transition charges can continue to be collected for approximately two years before the Transition Bonds go into default for nonpayment of principal.

The fair value of the outstanding Transition Bonds was approximately $153,709,000 and  $183,586,000 at March 31, 2015 and December 31, 2014, respectively.  The fair values are estimated based upon market values as determined by quoted market prices, representing Level 1 valuations under accounting standards related to the determination of fair value.

Covenants

The terms of the Indenture contain various covenants, including payment covenants, covenants to file certain information with the SEC and covenants to deliver certain information to the Indenture Trustee.  At March 31, 2015 and December 31, 2014, we were in compliance with these covenants.

4.MEMBER’S INTEREST

Subject to certain provisions of the Indenture and favorable interest rates, we receive interest income with respect to the Indenture Trustee reserve account and capital subaccounts.  Cash distributions to Oncor, which typically represent interest income released by the Indenture Trustee, totaled zero in each of the three-month periods ended March 31, 2015 and 2014.  Distributions, if any, are recorded as a reduction in member’s interest.

5.RESTRICTED CASH

	Balance Sheet Classification
	At March 31, 2015		At December 31, 2014
	Current Assets	Investment	Current Assets	Investment
	(thousands of dollars)

Collections related to Transition Bonds used only to service debt and pay expenses (includes over-collateralization subaccount of $5,851, $—, $5,747 and $—)	$58,429	$-	$56,342	$-
Funds for payment of fees associated with Transition Bonds (Indenture Trustee reserve account)	-	10,000	-	10,000
Reserve for shortfalls of Transition Bond charges (capital subaccount)	-	6,449	-	6,449
Total	$58,429	$16,449	$56,342	$16,449

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2015 and 2014 should be read in conjunction with our condensed financial statements and the notes to those statements.

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

RESULTS OF OPERATIONS — Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

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

Transition charge revenue decreased 6% for the three months ended March 31, 2015 reflecting lower transition charge tariff rates as a result of annual true-ups.

Interest expense decreased 45% for the three months ended March 31, 2015, and will continue to decrease each period, reflecting lower average debt balances due to scheduled principal payments on the Transition Bonds.

Amortization of transition property increased 6% for the three months ended March 31, 2015, and will continue to increase each period, reflecting increased principal payments on the Transition Bonds.

Fluctuations in the over/(under) recovery of transition charges primarily result from variances in revenues from the revenue forecast used to set the transition charges.  See discussion under “Over/(Under) Recovery of Transition Charges” in Note 1 to Financial Statements.

Net income was zero for each of the three-month periods ended March 31, 2015 and 2014.  Net income includes interest earned on the Indenture Trustee reserve account and capital subaccounts, which we expect to periodically distribute to Oncor as released by the Indenture Trustee.  See Note 4 to Financial Statements.

FINANCIAL CONDITION —  Three Months Ended March  31, 2015 Compared to Three Months Ended March  31, 2014

Cash Flows —  Cash provided by operating activities decreased $2,199,000, or 6%, for the three months ended March 31, 2015.  The change was driven by a $3,770,000 decrease in collections from REPs partially offset by a $1,398,000 decrease in cash interest payments as a result of principal payments that have been made on the Transition Bonds and a $173,000 increase in customer deposits received.

Cash used in financing activities increased 5% for the three months ended March 31, 2015 and was driven by scheduled principal payments on the Transition Bonds.

Cash used in investing activities totaled $2,087,000 and $5,677,000 for the three months ended March 31, 2015 and 2014, respectively.  These amounts represent changes in the balances of restricted cash accounts.  See Note 5 to Financial Statements for information regarding restricted cash.

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

At March 31, 2015, restricted cash included the balances in the capital subaccount totaling $2,500,000 and $3,949,000 for the 2003 Bonds and the 2004 Bonds, respectively, which are equal to the required levels under the Indenture.  Additionally, at March 31, 2015, the balances in the over-collateralization subaccount for the 2003 Bonds and 2004 Bonds totaled $2,396,000 and $3,455,000, respectively, which are equal to the required levels.  Required levels are determined at the respective scheduled payment dates.  Required level amounts reported above are as of the most recent payment dates.  There are no penalties as a result of being above or below the required levels in the capital and over-collateralization subaccounts.  Any future shortfalls in the subaccounts for either series of Transition Bonds would be addressed in future true-up filings with the PUCT.    As of March 31, 2015, Oncor had remitted additional funds to the Trustee (see Note 2 to Financial Statements). The additional funds in the amounts of $1,519,152 and $2,400,113 were held in the over-collateralization and reserve subaccounts of the 2003 Bonds and the 2004 Bonds, respectively. In April 2015, these additional funds were moved to the capital subaccount for each respective series.

FINANCING ACTIVITIES

Our financing activities are limited to issuance of the Transition Bonds.  There is no provision to allow for any other borrowings.

Covenants and Cross Default Provisions — The terms of the Indenture contain various covenants, including payment covenants, covenants to file certain information with the SEC and covenants to deliver certain information to the Indenture Trustee.  At March 31, 2015, we were in compliance with these covenants.

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

CHANGES IN ACCOUNTING STANDARDS

See Note 1 to Financial Statements for discussion of changes in accounting standards.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by us contain “forward-looking statements.”  All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that we expect or anticipate to occur in the future (often, but not always, through the use of words or phrases such as “intends,” “plans,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “should,” “projection,” “target,” “goal,” “objective” and “outlook”), are forward-looking statements.  Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under “Item 1A. Risk Factors” and the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2014 Form 10-K and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and the following important factors, among others, that could cause our actual results to differ materially from those projected in such forward-looking statements:

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

Required Item	Filed as Exhibit or Furnished on Website

Monthly Servicer Report (Series 2004-1 for January 2015)	Exhibit 99(a)(1)
Monthly Servicer Report (Series 2004-1 for February 2015)	Exhibit 99(a)(2)
Monthly Servicer Report (Series 2004-1 for March 2015)	Exhibit 99(a)(3)
Monthly Servicer Report (Series 2003-1 for January 2015)	Exhibit 99(a)(4)
Monthly Servicer Report (Series 2003-1 for February 2015)	Exhibit 99(a)(5)
Monthly Servicer Report (Series 2003-1 for March 2015)	Exhibit 99(a)(6)
Statement of Collection Account Balances as of March 31, 2015	Exhibit 99(b)

A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order

Exhibit 99(c)
Statement of Outstanding Bond Balances Series 2003-1	Exhibit 99(d)(1)
Statement of Outstanding Bond Balances Series 2004-1	Exhibit 99(d)(2)
Semi-Annual Servicer’s Certificate (Series 2003-1 for February 2015)	Exhibit 99(e)
Amended Semi-Annual Servicer’s Certificate (Series 2003-1 for February 2015, amended April 2015)	Exhibit 99(f)
Amended Semi-Annual Servicer’s Certificate (Series 2004-1 for November 2014, amended April 2015)	Exhibit 99(g)

Item 1A.RISK FACTORS

We believe that there have been no material changes to the risks disclosed in the 2014 Form 10-K, including under the heading "Risk Factors" in “Item 1A” of our 2014 Form 10-K, except for information disclosed elsewhere in this Form 10-Q that provides factual updates to risks contained in our 2014 Form 10-K.  The risks disclosed in our 2014 Form 10-K are not the only risks we face.

Item 6.EXHIBITS

(a)Exhibits:
Exhibits
(99)	Additional Exhibits.
99(a)(1)	—	Monthly Servicer Report (Series 2004-1 for January 2015)
99(a)(2)	—	Monthly Servicer Report (Series 2004-1 for February 2015)
99(a)(3)	—	Monthly Servicer Report (Series 2004-1 for March 2015)
99(a)(4)	—	Monthly Servicer Report (Series 2003-1 for January 2015)
99(a)(5)	—	Monthly Servicer Report (Series 2003-1 for February 2015)
99(a)(6)	—	Monthly Servicer Report (Series 2003-1 for March 2015)
99(b)	—	Statement of Collection Account Balances as of March 31, 2015
99(c)	—

A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order

99(d)(1)	—	Statement of Outstanding Bond Balances Series 2003-1
99(d)(2)	—	Statement of Outstanding Bond Balances Series 2004-1
99(e)	—	Semi-Annual Servicer’s Certificate (Series 2003-1 for February 2015)
99(f)	—	Amended Semi-Annual Servicer’s Certificate (Series 2003-1 for February 2015, amended April 2015)
99(g)	—	Amended Semi-Annual Servicer’s Certificate (Series 2004-1 for November 2014, amended April 2015)
XBRL Data Files.
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

By	/s/ David M. Davis
David M. Davis
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date:  May 1, 2015

EXHIBIT INDEX

Exhibits
(99)	Additional Exhibits.
99(a)(1)	—	Monthly Servicer Report (Series 2004-1 for January 2015)
99(a)(2)	—	Monthly Servicer Report (Series 2004-1 for February 2015)
99(a)(3)	—	Monthly Servicer Report (Series 2004-1 for March 2015)
99(a)(4)	—	Monthly Servicer Report (Series 2003-1 for January 2015)
99(a)(5)	—	Monthly Servicer Report (Series 2003-1 for February 2015)
99(a)(6)	—	Monthly Servicer Report (Series 2003-1 for March 2015)
99(b)	—	Statement of Collection Account Balances as of March 31, 2015
99(c)	—

A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order

99(d)(1)	—	Statement of Outstanding Bond Balances Series 2003-1
99(d)(2)	—	Statement of Outstanding Bond Balances Series 2004-1
99(e)	—	Semi-Annual Servicer’s Certificate (Series 2003-1 for February 2015)
99(f)	—	Amended Semi-Annual Servicer’s Certificate (Series 2003-1 for February 2015, amended April 2015)
99(g)	—	Amended Semi-Annual Servicer’s Certificate (Series 2004-1 for November 2014, amended April 2015)
XBRL Data Files.
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document