Form 10-Q
period 2015-06-30
ONCOR ELECTRIC DELIVERY TRANSITION BOND CO LLC
filed 2015-07-31
CIK 1100179

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

____________________

FORM 10-Q

[√] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

As of July 30, 2015, all outstanding membership interests in Oncor Electric Delivery Transition Bond Company LLC were held by Oncor Electric Delivery Company LLC.

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

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(thousands of dollars)

Operating revenues:
Transition charge revenue:
Nonaffiliates	$25,869	$24,992	$51,006	$51,563
Affiliates	9,082	9,052	18,225	18,970
Investment income	1	1	1	1
Total operating revenues	34,952	34,045	69,232	70,534
Operating expenses:
Interest expense	1,733	3,521	3,925	7,476
Amortization of transition property	33,401	31,630	66,506	62,972
Over/(under) recovery of transition charges	(390)	(1,314)	(1,614)	(329)
Servicing fees, administrative and general expenses	208	208	415	415
Total operating expenses	34,952	34,045	69,232	70,534
Net income	$-	$-	$-	$-

See Notes to Financial Statements.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2015	2014
	(thousands of dollars)

Cash flows – operating activities:
Net income	$-	$-
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of transition property	66,506	62,972
Over/(under) recovery of transition charges	(1,614)	(329)
Changes in operating assets	(3,214)	(1,602)
Changes in operating liabilities	(1,102)	1,321
Cash provided by operating activities	60,576	62,362
Cash flows – financing activities:
Repayment of debt	(68,619)	(65,117)
Cash used in financing activities	(68,619)	(65,117)
Cash flows – investing activities:
Change in restricted funds	8,042	2,755
Cash provided by investing activities	8,042	2,755
Net change in cash and cash equivalents	(1)	-
Cash and cash equivalents – beginning balance	4	3
Cash and cash equivalents – ending balance	$3	$3
Supplemental cash flow disclosures:
Cash interest payments	$4,785	$8,293

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

CONDENSED BALANCE SHEETS

(Unaudited)

	At June 30,	At December 31,
	2015	2014

	(thousands of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$3	$4
Restricted cash (Note 5)	64,749	56,342
Transition charge receivable:
Nonaffiliates	16,241	14,096
Affiliates	6,714	5,645
Total current assets	87,707	76,087
Investments:
Restricted funds held in trust (Note 5)	-	16,449
Transition property, net of accumulated amortization of $1,208,689 and $1,142,183	81,088	147,594
Total assets	$168,795	$240,130

LIABILITIES AND MEMBER'S INTEREST
Current liabilities:
Long-term debt due currently (Note 3)	$110,936	$138,421
Accounts payable – affiliate	4,184	4,184
Accrued interest	1,074	1,934
Other current liabilities	5,342	5,584
Total current liabilities	121,536	150,123
Transition bonds (Note 3)	-	41,134
Regulatory liability	30,836	32,450
Total liabilities	152,372	223,707
Member’s interest (Note 4)	16,423	16,423
Total liabilities and member's interest	$168,795	$240,130

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

We were organized for the limited purposes of purchasing and owning transition property and issuing Transition Bonds to recover generation-related regulatory assets and other qualified costs.  The remaining 2003 Bonds mature in August 2015 while the remaining 2004 Bonds mature in May 2016. As such, it is anticipated that the transition property and related debt service costs will be fully recovered in the second quarter of 2016 completing the business purpose of Bondco.

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

2.RELATED–PARTY TRANSACTIONS

Pursuant to administration and servicing agreements between us and Oncor, Oncor furnishes to us, at a fixed fee per year, billing, payment processing, collection, accounting and other administrative services, which are reflected as administrative and general expenses in our income statement.  Our expenses for servicing and administration activities performed by Oncor totaled approximately $207,000 for each of the three-month periods ended June 30, 2015 and 2014 and $413,000 for each of the six-month periods ended June 30, 2015 and 2014.

Transition charges billed to the REP subsidiaries of TCEH, which are included in operating revenues, totaled $9,082,000 and $9,052,000 for the three months ended June 30, 2015 and 2014, respectively, and $18,225,000 and $18,970,000 for the six-months ended June 30, 2015 and 2014, respectively.  The balance of the transition charge receivable due from the REP subsidiaries of TCEH totaled $6,714,000 and $5,645,000 at June 30, 2015 and December 31, 2014, respectively.

Oncor, as servicer of the Transition Bonds, collects transition charge receivables and any required security deposits from REPs and remits these amounts to the Indenture Trustee as they are collected.  No amounts were outstanding from Oncor at June 30, 2015 and December 31, 2014.  As of June 30,  2015, Oncor had remitted to the Indenture Trustee $3,919,000 more than it collected in transition charge receivables and security deposits.  This amount is reflected as accounts payable – affiliate on our balance sheet.  Oncor reviews the security amount for the REPs quarterly and requests increases when required.  At June 30, 2015 and December 31, 2014, the Indenture Trustee held security in the amount of $8,761,000 and  $9,158,000, respectively, for the REP subsidiaries of TCEH.

Also see discussion in Note 4 regarding cash distributions.

3.FINANCING ARRANGEMENTS

Long-Term Debt

At June 30, 2015 and December 31, 2014, our long-term debt (Transition Bonds) consisted of the following:

	At June 30,	At December 31,
	2015	2014
	(thousands of dollars)

5.420% Fixed Series 2003 Bonds due in semi-annual installments through August 15, 2015	$24,794	$54,407
5.290% Fixed Series 2004 Bonds due in semi-annual installments through May 15, 2016	86,142	125,148
Total	110,936	179,555
Less amount due currently	(110,936)	(138,421)
Total long-term debt	$-	$41,134

The transition property sold to us, as well as restricted cash of $10,369,000 and $6,449,000 in the capital subaccount at June 30, 2015 and December 31, 2014, respectively, is pledged as collateral for the Transition Bonds.  Collections of transition charges will be used to pay the principal, interest and associated costs of the Transition Bonds.  We are required to maintain restricted cash pledged as collateral for the Transition Bonds in an amount equal to 0.50% of the initial aggregate principal amount of Transition Bonds outstanding.  Should the transition charges collected through the specified payment dates listed above not provide adequate funds to make the scheduled payments of principal, the transition charges can continue to be collected for approximately two years before the Transition Bonds go into default for nonpayment of principal.

The fair value of the outstanding Transition Bonds was approximately $113,326,000 and  $183,586,000 at June 30, 2015 and December 31, 2014, respectively.  The fair values are estimated by an independent party who uses observable market data, representing Level 2 valuations under accounting standards related to the determination of fair value.

Covenants

The terms of the Indenture contain various covenants, including payment covenants, covenants to file certain information with the SEC and covenants to deliver certain information to the Indenture Trustee.  At June 30, 2015 and December 31, 2014, we were in compliance with these covenants.

4.MEMBER’S INTEREST

Subject to certain provisions of the Indenture and favorable interest rates, we receive interest income with respect to the Indenture Trustee reserve account and capital subaccounts.  Cash distributions to Oncor, which typically represent interest income released by the Indenture Trustee, totaled zero in each of the six-month periods ended June 30, 2015 and 2014.  Distributions, if any, are recorded as a reduction in member’s interest.

5.RESTRICTED CASH

	Balance Sheet Classification
	At June 30, 2015	At December 31, 2014
	Current Assets	Current Assets	Investment
	(thousands of dollars)

Collections related to Transition Bonds used only to service debt and pay expenses (includes over-collateralization subaccount of $4,629, $—, $5,747 and $—)	$44,380	$56,342	$-
Funds for payment of fees associated with Transition Bonds (Indenture Trustee reserve account)	10,000	-	10,000
Reserve for shortfalls of Transition Bond charges (capital subaccount)	10,369	-	6,449
Total	$64,749	$56,342	$16,449

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the six months ended June 30, 2015 and 2014 should be read in conjunction with our condensed financial statements and the notes to those statements.

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

RESULTS OF OPERATIONS — Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

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

The remaining 2003 Bonds mature in August 2015 and the remaining 2004 Bonds mature in May 2016. As such, we anticipate that our transition charge revenue, amortization expense and interest expense will decline in the third quarter of 2015 to a level sufficient to service the remaining 2004 Bonds. Revenue and expenses are expected to cease upon recovery of the debt service costs in mid-2016.  Final true-up proceedings for each Bond series will be conducted by the PUCT with Bondco expected to continue to have minimal or zero net income.

Transition charge revenue decreased 2% for the six months ended June 30, 2015 primarily reflecting changes in transition charge tariff rates as a result of annual true-up adjustments.

Interest expense decreased 47% for the six months ended June 30, 2015, and will continue to decrease each period, reflecting lower average debt balances due to scheduled principal payments on the Transition Bonds.

Amortization of transition property increased 6% for the six months ended June 30, 2015 reflecting increased principal payments on the Transition Bonds.

Fluctuations in the over/(under) recovery of transition charges primarily result from variances in revenues from the revenue forecast used to set the transition charges.  See discussion under “Over/(Under) Recovery of Transition Charges” in Note 1 to Financial Statements.

Net income was zero for each of the six-month periods ended June 30, 2015 and 2014.  Net income includes interest earned on the Indenture Trustee reserve account and capital subaccounts, which we expect to periodically distribute to Oncor as released by the Indenture Trustee.  See Note 4 to Financial Statements.

FINANCIAL CONDITION —   Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Cash Flows —  Cash provided by operating activities decreased $1,786,000, or 3%, for the six months ended June 30, 2015.  The change was driven by a $2,914,000 decrease in collections from REPs and a $2,381,000 decrease in customer deposits received partially offset by a $3,508,000 decrease in cash interest payments as a result of principal payments that have been made on the Transition Bonds.

Cash used in financing activities increased 5% for the six months ended June 30, 2015 and was driven by scheduled principal payments on the Transition Bonds.

Cash provided by investing activities totaled $8,042,000 and $2,755,000 for the six months ended June 30, 2015 and 2014, respectively.  These amounts represent changes in the balances of restricted cash accounts.  See Note 5 to Financial Statements for information regarding restricted cash.

As discussed in Note 1 to Financial Statements, Oncor, as servicer, files for increases or decreases (true-ups) in transition charges with the PUCT to ensure sufficient funds will be collected during the following period to meet scheduled payments on the Transition Bonds and to maintain the capital and over-collateralization subaccounts at the required levels.  The latest filings of the annual true-ups for the Transition Bonds were in August 2014 and May 2015 for the 2003 Bonds and the 2004 Bonds, respectively.  Based on the approved transition charges and current forecast of customer usage, we expect that revenues collected will be sufficient to make the scheduled payments.

At June 30, 2015, restricted cash included the balances in the capital subaccount totaling $4,020,000 and $6,349,000 for the 2003 Bonds and the 2004 Bonds, respectively, which are above the required levels under the Indenture of $2,500,000 and $3,949,000.  Additionally, at June 30, 2015, the balances in the over-collateralization subaccount for the 2003 Bonds and 2004 Bonds totaled $2,006,000 and $2,623,000, respectively, which are below the required levels of $2,396,000 and $3,620,000, respectively.  Required levels are determined at the respective scheduled payment dates.  Required level amounts reported above are as of the most recent payment dates.  There are no penalties as a result of being above or below the required levels in the capital and over-collateralization subaccounts.  Any future shortfalls in the subaccounts for either series of Transition Bonds would be addressed in future true-up filings with the PUCT.  As of June 30, 2015, Oncor had remitted additional funds to the Trustee (see Note 2 to Financial Statements).  In April 2015, the additional funds of $1,519,152 and $2,400,113 previously held in the over-collateralization and reserve subaccounts of the 2003 Bonds and the 2004 Bonds, respectively,  were moved to the capital subaccount for each respective series.

FINANCING ACTIVITIES

Our financing activities are limited to issuance of the Transition Bonds.  There is no provision to allow for any other borrowings.

Covenants and Cross Default Provisions — The terms of the Indenture contain various covenants, including payment covenants, covenants to file certain information with the SEC and covenants to deliver certain information to the Indenture Trustee.  At June 30, 2015, we were in compliance with these covenants.

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

Required Item	Filed as Exhibit or Furnished on Website

Monthly Servicer Report (Series 2004-1 for April 2015)	Exhibit 99(a)(1)
Monthly Servicer Report (Series 2004-1 for May 2015)	Exhibit 99(a)(2)
Monthly Servicer Report (Series 2004-1 for June 2015)	Exhibit 99(a)(3)
Monthly Servicer Report (Series 2003-1 for April 2015)	Exhibit 99(a)(4)
Monthly Servicer Report (Series 2003-1 for May 2015)	Exhibit 99(a)(5)
Monthly Servicer Report (Series 2003-1 for June 2015)	Exhibit 99(a)(6)
Statement of Collection Account Balances as of June 30, 2015	Exhibit 99(b)

A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order

Exhibit 99(c)
Annual True-up of Transition Charges for the Series 2004-1 Transition Bonds filed May 15, 2015	Exhibit 99(d)
Statement of Outstanding Bond Balances Series 2003-1	Exhibit 99(e)(1)
Statement of Outstanding Bond Balances Series 2004-1	Exhibit 99(e)(2)
Semi-Annual Servicer’s Certificate (Series 2004-1 for May 2015)	Exhibit 99(f)

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

Item 6.EXHIBITS

(a)Exhibits:
Exhibits
(99)	Additional Exhibits.
99(a)(1)	—	Monthly Servicer Report (Series 2004-1 for April 2015)
99(a)(2)	—	Monthly Servicer Report (Series 2004-1 for May 2015)
99(a)(3)	—	Monthly Servicer Report (Series 2004-1 for June 2015)
99(a)(4)	—	Monthly Servicer Report (Series 2003-1 for April 2015)
99(a)(5)	—	Monthly Servicer Report (Series 2003-1 for May 2015)
99(a)(6)	—	Monthly Servicer Report (Series 2003-1 for June 2015)
99(b)	—	Statement of Collection Account Balances as of June 30, 2015
99(c)	—

A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order

99(d)	—	Annual True-up of Transition Charges for the Series 2004-1 Transition Bonds filed May 15, 2015
99(e)(1)	—	Statement of Outstanding Bond Balances Series 2003-1
99(e)(2)	—	Statement of Outstanding Bond Balances Series 2004-1
99(f)	—	Semi-Annual Servicer’s Certificate (Series 2004-1 for May 2015)
XBRL Data Files.
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

By	/s/ David M. Davis
David M. Davis
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date:  July 30, 2015

EXHIBIT INDEX

Exhibits
(99)	Additional Exhibits.
99(a)(1)	—	Monthly Servicer Report (Series 2004-1 for April 2015)
99(a)(2)	—	Monthly Servicer Report (Series 2004-1 for May 2015)
99(a)(3)	—	Monthly Servicer Report (Series 2004-1 for June 2015)
99(a)(4)	—	Monthly Servicer Report (Series 2003-1 for April 2015)
99(a)(5)	—	Monthly Servicer Report (Series 2003-1 for May 2015)
99(a)(6)	—	Monthly Servicer Report (Series 2003-1 for June 2015)
99(b)	—	Statement of Collection Account Balances as of June 30, 2015
99(c)	—

A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order

99(d)	—	Annual True-up of Transition Charges for the Series 2004-1 Transition Bonds filed May 15, 2015
99(e)(1)	—	Statement of Outstanding Bond Balances Series 2003-1
99(e)(2)	—	Statement of Outstanding Bond Balances Series 2004-1
99(f)	—	Semi-Annual Servicer’s Certificate (Series 2004-1 for May 2015)

XBRL Data Files.
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document