Form 10-Q
period 2015-09-30
ONCOR ELECTRIC DELIVERY TRANSITION BOND CO LLC
filed 2015-10-30
CIK 1100179

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

____________________

FORM 10-Q

[√] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

As of October 30, 2015, all outstanding membership interests in Oncor Electric Delivery Transition Bond Company LLC were held by Oncor Electric Delivery Company LLC.

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

hjjh
2003 Bonds	Refers collectively to the four series of securitization bonds issued in August 2003. These series were retired at maturity in 2007, 2010, 2013 and 2015.
2004 Bonds	Refers collectively to the three series of securitization bonds issued in June 2004. Two of these series were retired at maturity in 2009 and 2012.
2014 Form 10-K	Oncor Electric Delivery Transition Bond Company LLC’s Annual Report on Form 10-K for the year ended December 31, 2014
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

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(thousands of dollars)

Operating revenues:
Transition charge revenue:
Nonaffiliates	$21,110	$29,211	$72,115	$80,774
Affiliates	8,453	11,239	26,677	30,209
Investment income	-	-	2	1
Total operating revenues	29,563	40,450	98,794	110,984
Operating expenses:
Interest expense	1,307	3,118	5,232	10,594
Amortization of transition property	28,703	34,699	95,208	97,671
Over/(under) recovery of transition charges	(556)	2,425	(2,170)	2,096
Servicing fees, administrative and general expenses	109	208	524	623
Total operating expenses	29,563	40,450	98,794	110,984
Net income	$-	$-	$-	$-

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(thousands of dollars)

Cash flows – operating activities:
Net income	$-	$-
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of transition property	95,208	97,671
Over/(under) recovery of transition charges	(2,170)	2,096
Changes in operating assets	3,975	(646)
Changes in operating liabilities	(11,883)	4,274
Cash provided by operating activities	85,130	103,395
Cash flows – financing activities:
Distribution paid to parent (Note 4)	(2,503)	-
Repayment of debt	(93,414)	(88,472)
Cash used in financing activities	(95,917)	(88,472)
Cash flows – investing activities:
Change in restricted funds	10,983	(14,923)
Cash provided by (used in) investing activities	10,983	(14,923)
Net change in cash and cash equivalents	196	-
Cash and cash equivalents – beginning balance	4	3
Cash and cash equivalents – ending balance	$200	$3
Supplemental cash flow disclosures:
Cash interest payments	$5,457	$10,401

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

CONDENSED BALANCE SHEETS

(Unaudited)

	At September 30,	At December 31,
	2015	2014

	(thousands of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$200	$4
Restricted cash (Note 5)	61,808	56,342
Transition charge receivable:
Nonaffiliates	10,672	14,096
Affiliates	5,094	5,645
Total current assets	77,774	76,087
Investments:
Restricted funds held in trust (Note 5)	-	16,449
Transition property, net of accumulated amortization of $1,237,391 and $1,142,183	52,386	147,594
Total assets	$130,160	$240,130

LIABILITIES AND MEMBER'S INTEREST
Current liabilities:
Long-term debt due currently (Note 3)	$86,141	$138,421
Accounts payable – affiliate	2,519	4,184
Accrued interest	1,709	1,934
Other current liabilities	3,807	5,584
Total current liabilities	94,176	150,123
Transition bonds (Note 3)	-	41,134
Regulatory liability	22,065	32,450
Total liabilities	116,241	223,707
Member’s interest (Note 4)	13,919	16,423
Total liabilities and member's interest	$130,160	$240,130

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

We were organized for the limited purposes of purchasing and owning transition property and issuing Transition Bonds to recover generation-related regulatory assets and other qualified costs.  The 2003 Bonds matured and were paid in full in August 2015 while the remaining 2004 Bonds mature in May 2016. As such, it is anticipated that the transition property and related debt service costs will be fully recovered in the second quarter of 2016 completing the business purpose of Bondco and we anticipate the dissolution of Bondco at some point thereafter.

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

Annual and Interim True-Up Adjustments

Variations in customer usage impact transition charge revenues resulting in temporary over/(under) recovery of transition charges. In such instances where sufficient funds are not collected through transition charges, the over-collateralization and the capital subaccounts are drawn down on the payment date to make scheduled payments on the Transition Bonds.  Oncor files, on behalf of the company, an annual true-up adjustment with the PUCT with respect to each series of Transition Bonds.  The annual true-up adjustments for the 2004 Bonds are filed in May.  In any true-up filing, Oncor requests the PUCT to increase or decrease the authorized transition charges such that, based on the then current forecast of customer usage, sufficient funds will be collected during the following period to meet the scheduled debt service payments and replenish the over-collateralization and capital subaccounts to their required levels.  We also have the right, under certain circumstances, to file interim true-up adjustment requests semi-annually, if needed, to make scheduled payments.

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

2.RELATED–PARTY TRANSACTIONS

Pursuant to administration and servicing agreements between us and Oncor, Oncor furnishes to us, at a fixed fee per year, billing, payment processing, collection, accounting and other administrative services, which are reflected as administrative and general expenses in our income statement.  Our expenses for servicing and administration activities performed by Oncor totaled approximately $108,000 and $206,000 for the three months  ended September 30, 2015 and 2014, respectively, and $521,000 and $619,000 for the nine months ended September 30, 2015 and 2014, respectively.

Transition charges billed to the REP subsidiaries of TCEH, which are included in operating revenues, totaled $8,453,000 and $11,239,000 for the three months ended September 30, 2015 and 2014, respectively, and $26,677,000 and $30,209,000 for the nine months ended September 30, 2015 and 2014, respectively.  The balance of the transition charge receivable due from the REP subsidiaries of TCEH totaled $5,094,000 and $5,645,000 at September 30, 2015 and December 31, 2014, respectively.

Oncor, as servicer of the Transition Bonds, collects transition charge receivables and any required security deposits from REPs and remits these amounts to the Indenture Trustee as they are collected.  No amounts were outstanding from Oncor at September 30, 2015 and December 31, 2014.  As of September 30,  2015 and December 31, 2014, Oncor had remitted to the Indenture Trustee more than it collected in transition charge receivables and security deposits.  This amount is reflected as “Accounts payable – affiliate” on our balance sheet.  Oncor reviews the security amount for the REPs quarterly and requests increases when required.  At September 30, 2015 and December 31, 2014, the Indenture Trustee held security in the amount of $9,393,000 and  $9,158,000, respectively, for the REP subsidiaries of TCEH.

In the third quarter of 2015, the 2003 Bonds matured and were paid in full. As a result, Bondco’s over-collection of $8,215,000 related to the 2003 Bonds was distributed to Oncor for return to customers as directed in a final PUCT proceeding.

Also see discussion in Note 4 regarding cash distributions.

3.FINANCING ARRANGEMENTS

Long-Term Debt

At September 30, 2015 and December 31, 2014, our long-term debt (Transition Bonds) consisted of the following:

	At September 30,	At December 31,
	2015	2014
	(thousands of dollars)

5.420% Fixed Series 2003 Bonds due in semi-annual installments through August 15, 2015	$-	$54,407
5.290% Fixed Series 2004 Bonds due in semi-annual installments through May 15, 2016	86,141	125,148
Total	86,141	179,555
Less amount due currently	(86,141)	(138,421)
Total long-term debt	$-	$41,134

The transition property sold to us, as well as restricted cash of $6,349,000 and $6,449,000 in the capital subaccount at September 30, 2015 and December 31, 2014, respectively, is pledged as collateral for the Transition Bonds.  Collections of transition charges will be used to pay the principal, interest and associated costs of the Transition Bonds.  We are required to maintain restricted cash pledged as collateral for the Transition Bonds in an amount equal to 0.50% of the initial aggregate principal amount of Transition Bonds outstanding.  Should the transition charges collected through the specified payment dates listed above not provide adequate funds to make the scheduled payments of principal, the transition charges can continue to be collected for approximately two years before the Transition Bonds go into default for nonpayment of principal.

The fair value of the outstanding Transition Bonds was approximately $87,756,000 and  $183,586,000 at September 30, 2015 and December 31, 2014, respectively.  The fair values are estimated by an independent party who uses observable market data, representing Level 2 valuations under accounting standards related to the determination of fair value.

Covenants

The terms of the Indenture contain various covenants, including payment covenants, covenants to file certain information with the SEC and covenants to deliver certain information to the Indenture Trustee.  At September 30, 2015 and December 31, 2014, we were in compliance with these covenants.

4.MEMBER’S INTEREST

Cash distributions to Oncor related to its member’s interest totaled $2,503,000 and zero for the nine-month periods ended September 30, 2015 and 2014, respectively.  The current period distributions relate primarily to the maturity and payment in full of the Series 2003-1 Bonds, which resulted in funds held in trust in the capital subaccount becoming unrestricted and being distributed to Oncor.   These distributions were recorded as a reduction in member’s interest.

5.RESTRICTED CASH

	Balance Sheet Classification
	At September 30, 2015	At December 31, 2014
	Current Assets	Current Assets	Investment
	(thousands of dollars)

Collections related to Transition Bonds used only to service debt and pay expenses (includes over-collateralization subaccount of $2,623, $5,747 and $—)	$45,459	$56,342	$-
Funds for payment of fees associated with Transition Bonds (Indenture Trustee reserve account)	10,000	-	10,000
Reserve for shortfalls of Transition Bond charges (capital subaccount)	6,349	-	6,449
Total	$61,808	$56,342	$16,449

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the nine months ended September 30, 2015 and 2014 should be read in conjunction with our condensed financial statements and the notes to those statements.

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

RESULTS OF OPERATIONS — Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

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

Transition charge revenue necessary to service the Transition Bonds can be impacted by variations in electricity volumes delivered by Oncor resulting in temporary over- or under-recovery of transition charges.  In such instances where sufficient funds are not collected through transition charges, the over-collateralization and the capital subaccounts are drawn down on the payment date to make scheduled payments on the Transition Bonds.  Oncor files, on our behalf, an annual true-up adjustment with the PUCT with respect to each series of Transition Bonds.  The annual true-up adjustments for the 2004 Bonds are filed in May.  In any true-up filing, Oncor requests the PUCT to increase or decrease the authorized transition charges such that, based on the then current forecast of customer usage, sufficient funds will be collected during the following period to meet the scheduled debt service payments and replenish the over-collateralization and capital subaccounts to their required levels.  See Note 1 to Financial Statements.

The 2003 Bonds matured and were paid in full in August 2015 while the remaining 2004 Bonds mature in May 2016. As such, we anticipate that our transition charge revenue, amortization expense and interest expense will decline in the fourth quarter of 2015 to a level sufficient to service the remaining 2004 Bonds. Revenue and expenses are expected to cease upon recovery of the debt service costs in mid-2016.  Final true-up proceedings for each Bond series will be conducted by the PUCT with Bondco expected to continue to have minimal or zero net income.

Transition charge revenue decreased 11% for the nine months ended September 30, 2015 primarily reflecting the discontinuation of billing during the period for the 2003 Bonds which matured and were paid in full August 17, 2015 and changes in transition charge tariff rates as a result of annual true-up adjustments.

Interest expense decreased 51% for the nine months ended September 30, 2015, and will continue to decrease each period, reflecting lower average debt balances due to scheduled principal payments on the Transition Bonds including retirement of the 2003 Bonds.

Amortization of transition property decreased 3% for the nine months ended September 30, 2015 reflecting increased principal payments on Transition Bonds including retirement of the 2003 Bonds.

Fluctuations in the over/(under) recovery of transition charges primarily result from variances in revenues from the revenue forecast used to set the transition charges.  See discussion under “Over/(Under) Recovery of Transition Charges” in Note 1 to Financial Statements.

Net income was zero for each of the nine-month periods ended September 30, 2015 and 2014.  Net income includes interest earned on the Indenture Trustee reserve account and capital subaccounts, which we expect to periodically distribute to Oncor as released by the Indenture Trustee.

FINANCIAL CONDITION —   Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Cash Flows —  Cash provided by operating activities decreased $18,265,000, or 18%, for the nine months ended September 30, 2015.  The change was driven by a $7,569,000 decrease in collections from REPs primarily due to the maturity and payment in full of the 2003 Bonds on August 17, 2015, a $2,611,000 decrease in customer deposits received, a $4,912,000 decrease in accounts payable to affiliate and an $8,215,000 decrease in regulatory liabilities.  The decrease in regulatory liabilities is related to 2003 Bond over-collections that were assumed by Oncor for final settlement.  These decreases in cash were partially offset by a $4,944,000 decrease in cash interest payments as a result of principal payments that have been made on the Transition Bonds. Cash flows from operating activities will decline going forward as a result of the 2003 Bond maturity.

Cash used in financing activities increased 8% for the nine months ended September 30, 2015 and was driven by scheduled principal payments on the Transition Bonds and a $2,503,000 cash distribution to Oncor related to its member’s interest resulting from the 2003 Bond maturity.

Cash provided by investing activities totaled $10,983,000 for the nine months ended September 30, 2015 and cash used in investing totaled $14,923,000 for the nine months ended September 30, 2014.  These amounts represent changes in the balances of restricted cash accounts. As a result of the 2003 Bond maturity in the current period, approximately $10,615,000 of related funds held in trust became unrestricted and was returned to Bondco.  See Note 5 to Financial Statements for additional information regarding restricted cash.

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

At September 30, 2015, restricted cash included the balance in the capital subaccount totaling $6,349,000 for the 2004 Bonds which is above the required level under the Indenture of $3,949,000.  Additionally, at September 30, 2015, the balance in the over-collateralization subaccount for the 2004 Bonds totaled $2,623,000 which is below the required level of $3,620,000.  Required levels are determined at the respective scheduled payment dates.  Required level amounts reported above are as of the most recent payment dates.  There are no penalties as a result of being above or below the required levels in the capital and over-collateralization subaccounts.  Any future shortfalls in the subaccounts would be addressed in future true-up filings with the PUCT.  As of September 30, 2015, Oncor had remitted additional funds to the Indenture Trustee (see Note 2 to Financial Statements).  In April 2015, the additional funds of $1,519,152 and $2,400,113 previously held in the over-collateralization and reserve subaccounts of the 2003 Bonds and the 2004 Bonds, respectively,  were moved to the capital subaccount for each respective series.  During August and September of 2015, all funds in the 2003 Bond capital subaccount were returned to the company due to the maturing and payment in full of such bonds, including  the $1,519,152 of additional funds remitted as discussed above.

FINANCING ACTIVITIES

Our financing activities are limited to issuance of the Transition Bonds.  There is no provision to allow for any other borrowings.

Covenants and Cross Default Provisions — The terms of the Indenture contain various covenants, including payment covenants, covenants to file certain information with the SEC and covenants to deliver certain information to the Indenture Trustee.  At September 30, 2015, we were in compliance with these covenants.

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

Required Item	Filed as Exhibit or Furnished on Website

Monthly Servicer Report (Series 2004-1 for July 2015)	Exhibit 99(a)(1)
Monthly Servicer Report (Series 2004-1 for August 2015)	Exhibit 99(a)(2)
Monthly Servicer Report (Series 2004-1 for September 2015)	Exhibit 99(a)(3)
Monthly Servicer Report (Series 2003-1 for July 2015)	Exhibit 99(a)(4)
Statement of Collection Account Balances as of September 30, 2015	Exhibit 99(b)

A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order

Exhibit 99(c)
Statement of Outstanding Bond Balances Series 2003-1	Exhibit 99(d)(1)
Statement of Outstanding Bond Balances Series 2004-1	Exhibit 99(d)(2)
Semi-Annual Servicer’s Certificate (Series 2003-1 for August 2015)	Exhibit 99(e)

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

Item 6.EXHIBITS

(a)Exhibits:
Exhibits
(99)	Additional Exhibits.
99(a)(1)	—	Monthly Servicer Report (Series 2004-1 for July 2015)
99(a)(2)	—	Monthly Servicer Report (Series 2004-1 for August 2015)
99(a)(3)	—	Monthly Servicer Report (Series 2004-1 for September 2015)
99(a)(4)	—	Monthly Servicer Report (Series 2003-1 for July 2015)
99(b)	—	Statement of Collection Account Balances as of September 30, 2015
99(c)	—

A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order

99(d)(1)	—	Statement of Outstanding Bond Balances Series 2003-1
99(d)(2)	—	Statement of Outstanding Bond Balances Series 2004-1
99(e)	—	Semi-Annual Servicer’s Certificate (Series 2003-1 for August 2015)
XBRL Data Files.
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

By	/s/ David M. Davis
David M. Davis
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date:  October 30, 2015

EXHIBIT INDEX

Exhibits
(99)	Additional Exhibits.
99(a)(1)	—	Monthly Servicer Report (Series 2004-1 for July 2015)
99(a)(2)	—	Monthly Servicer Report (Series 2004-1 for August 2015)
99(a)(3)	—	Monthly Servicer Report (Series 2004-1 for September 2015)
99(a)(4)	—	Monthly Servicer Report (Series 2003-1 for July 2015)
99(b)	—	Statement of Collection Account Balances as of September 30, 2015
99(c)	—

A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order

99(d)(1)	—	Statement of Outstanding Bond Balances Series 2003-1
99(d)(2)	—	Statement of Outstanding Bond Balances Series 2004-1
99(e)	—	Semi-Annual Servicer’s Certificate (Series 2003-1 for August 2015)

XBRL Data Files.
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document