Form 10-K
period 2015-12-31
ONCOR ELECTRIC DELIVERY TRANSITION BOND CO LLC
filed 2016-02-26
CIK 1100179

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________

FORM 10-K

[Ö]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the Fiscal Year Ended December 31, 2015

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

Large accelerated filer ___ Accelerated filer ___ Non-Accelerated filer √    (Do not check if a smaller reporting company)

Smaller reporting company ___

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes___   No √

At February 25, 2016, all outstanding common membership interests in Oncor Electric Delivery Transition Bond Company LLC were held by Oncor Electric Delivery Company LLC.

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

GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

1999 Restructuring Legislation	Texas Electric Choice Plan, the legislation that restructured the electric utility industry in Texas to provide for retail competition
2003 Bonds	Refers collectively to the four series of securitization bonds issued in August 2003. These series were retired at maturity in 2007, 2010, 2013 and 2015.
2004 Bonds	Refers collectively to the three series of securitization bonds issued in June 2004. Two of these series were retired at maturity in 2009 and 2012 while the third matures in May 2016.
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

During 2015, the 2003 Bonds matured and were paid in full while the remaining 2004 Bonds mature in May 2016.  As such, it is anticipated that the transition property and related debt service costs will be fully recovered in the second quarter of 2016, which will complete the business purpose of Bondco.   We anticipate the dissolution of Bondco at some point thereafter. Final true-up proceedings for the 2004 Bonds are expected to be conducted by Oncor and the PUCT during 2016.

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

Required Reports

We have included in this annual report on Form 10-K and furnished on Oncor’s website at www.oncor.com the following information in respect of each series of outstanding Transition Bonds, as required by the terms of the Indenture relating to the Transition Bonds.  Exhibits that are filed as a part of this Form 10-K are listed in Item 15.

Required Item	Filed as Exhibit and Furnished on Website

Monthly Servicer Report (Series 2004-1 for October 2015)	Exhibit 99(a)(1)
Monthly Servicer Report (Series 2004-1 for November 2015)	Exhibit 99(a)(2)
Monthly Servicer Report (Series 2004-1 for December 2015)	Exhibit 99(a)(3)
Statement of Collection Account Balances as of December 31, 2015	Exhibit 99(b)

A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order

Exhibit 99(c)
Annual True-up of Transition Charges for the Series 2004-1 Transition Bonds filed May 15, 2015	Exhibit 99(d)
Statement of Outstanding Bond Balances Series 2004-1	Exhibit 99(e)
Semi-Annual Servicer’s Certificate (Series 2004-1 for November 2015)	Exhibit 99(f)
Report of Independent Registered Public Accounting Firm ‒ Attestation with Management’s Assertion of Compliance with Servicing Standards Attached	Exhibit 99(g)

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

The Transition Bonds are not insured or guaranteed by Oncor, including in its capacity as servicer, by EFH Corp. or any of its affiliates, by the Indenture Trustee or by any other person or entity.  Thus, reliance for payment of the Transition Bonds must be based upon collections of the related transition charges, available funds on deposit in the applicable trust accounts held by the Indenture Trustee and any other credit enhancements described in the applicable prospectus supplement related to a series of Transition Bonds.  The outstanding Transition Bonds are payable only from collateral that secures each such series and not from transition charges imposed and collected for any other series of Transition Bonds.  Our organizational documents restrict the right to acquire other assets unrelated to the transactions described therein.

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

Under these provisions, as a result of TCEH’s credit rating being below investment grade, TCEH, the parent of Oncor’s affiliated REPs, is required to post collateral support in an amount equal to estimated transition charges over specified time periods.  At December 31, 2015, TCEH had posted collateral support of approximately $6 million with the Indenture Trustee for our benefit.

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

Risks Associated with Potential Bankruptcy Proceedings

REPs Will Commingle the Transition Charges with Other Revenues, Which May Obstruct Access to the Transition Charges in Case of a REP’s Bankruptcy.  A REP is not required to segregate the transition charges it collects from its general funds, either on a series basis or otherwise, but will be required to remit to the servicer amounts billed to it for transition charges, less an amount relating to expected customer charge-offs, within 35 days of billing by the servicer.  A REP nonetheless might fail to pay the full amount of the transition charges to the servicer or might fail to do so on a timely basis.  This failure, whether voluntary or involuntary, could materially reduce the amount of transition charge collections available to make payments on the remaining Transition Bonds.

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

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the fiscal years ended December 31, 2015, 2014 and 2013 should be read in conjunction with our audited consolidated financial statements and the notes to those statements.

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

During 2015, the 2003 Bonds matured and were paid in full while the remaining 2004 Bonds mature in May 2016. As such, it is anticipated that the transition property and related debt service costs will be fully recovered in the second quarter of 2016 completing the business purpose of Bondco and we anticipate the dissolution of Bondco at some point thereafter.

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

RESULTS OF OPERATIONS — 2015 compared to 2014 and 2014 compared to 2013

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

The 2003 Bonds matured and were paid in full in August 2015 while the remaining 2004 Bonds mature in May 2016. As such, we anticipate that our transition charge revenue, amortization expense and interest expense will decline to a level sufficient to service the remaining 2004 Bonds.    Revenue and expenses are expected to cease upon recovery of the debt service costs in mid-2016.  Final true-up proceedings for the 2004 Bonds are expected to be conducted by the PUCT during 2016 with Bondco expected to have minimal or zero net income impact.

Transition charge revenue decreased 17% for the year ended December 31, 2015 primarily reflecting the discontinuation of billing during the period for the 2003 Bonds which matured and were paid in full in August 2015 and changes in transition charge tariff rates as a result of annual true-up adjustments.  Transition charge revenue decreased 3% for the year ended December 31, 2014 reflecting lower transition charge tariff rates as a result of annual true-ups.

Interest expense decreased 54% and 34% for the years ended December 31, 2015 and 2014, respectively, and will continue to decrease each period, reflecting lower average debt balances due to scheduled principal payments on the Transition Bonds.

Amortization of transition property decreased 12% for the year ended December 31, 2015 primarily reflecting the maturity of the 2003 Bonds.  Amortization of transition property increased 5% for the year ended December 31, 2014 reflecting increased principal payments on the Transition Bonds.    See discussion under “Amortization” in Note 1 to Financial Statements.

Fluctuations in the over/(under) recovery of transition charges primarily result from variances in revenues from the revenue forecast used to set the transition charges.  See discussion under “Over/(Under) Recovery of Transition Charges” in Note 1 to Financial Statements.

Net income was zero for each of the years ended December 31, 2015, 2014 and 2013.  Net income includes interest earned on the Indenture Trustee reserve account and capital subaccounts, which we expect to periodically distribute to Oncor as released by the Indenture Trustee.

FINANCIAL CONDITION — 2015 compared to 2014 and 2014 compared to 2013

Cash Flows —  Cash provided by operating activities decreased $29,185,000, or 21%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily due to maturity and payment in full of the 2003 Bonds in August 2015.  Collections from REPs decreased $20,474,000, customer deposits decreased $2,168,000, accounts payable to affiliates decreased $5,640,000 and $8,215,000 of over recovery related to the 2003

Bonds was transferred to Oncor for final settlement.  These decreases in cash were partially offset by a $7,111,000 decrease in cash interest payments as a result of principal payments that have been made on the Transition Bonds.

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

Cash used in financing activities increased 7% for the year ended December 31, 2015.  The increase was driven by scheduled principal payments on the Transition Bonds and a $2,503,000 cash distribution to Oncor related to its member’s interest resulting from the 2003 Bond maturity.    Cash used in financing activities increased 5% for the year ended December 31, 2014 driven by scheduled principal payments on the Transition Bonds.

Cash provided by investing activities totaled $34,521,000 for the year ended December 31, 2015 and cash used in investing activities totaled $4,396,000 for the year ended December 31, 2014.  The 2015 amount represents changes in the balances of restricted cash accounts primarily due to the maturity of the 2003 Bonds in 2015.  See Note 5 to Financial Statements for information regarding restricted cash.

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

At December 31, 2015, restricted cash included the balance in the capital subaccount totaling $6,349,000 for the 2004 Bonds which is above the required level under the Indenture of $3,949,000.  Additionally, at December 31, 2015, the balance in the over-collateralization subaccount for the 2004 Bonds totaled $1,891,000 which is below the required level of $3,784,000.  The required level is determined at the scheduled payment dates.  The required level amount reported above is as of the most recent payment date.  There are no penalties as a result of being above or below the required levels in the capital and over-collateralization subaccounts.  During 2015, all remaining restricted cash related to the 2003 Bonds was returned to Oncor due to the maturity and payment in full of such bonds.

Member’s Interest —  Cash distributions to Oncor related to its member’s interest totaled $2,503,000 and zero for the years ended December 31, 2015 and 2014, respectively.  The current period distributions relate primarily to the maturity and payment in full of the 2003 Bonds in 2015, which resulted in funds held in trust in the capital subaccount becoming unrestricted and being distributed to Oncor.  These distributions were recorded as a reduction in member’s interest.

FINANCING ACTIVITIES

Our financing activities are limited to the issuance of the Transition Bonds.  There is no provision to allow for any other borrowings.

Covenants and Cross Default Provisions — The terms of the Indenture contain various covenants, including payment covenants, covenants to file certain information with the SEC and covenants to deliver certain information to the Indenture Trustee.  At December 31, 2015, we were in compliance with such covenants.

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

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of

Oncor Electric Delivery Transition Bond Company LLC

Dallas, Texas

We have audited the accompanying balance sheets of Oncor Electric Delivery Transition Bond Company LLC (the “Company”) as of December 31, 2015 and 2014, and the related statements of income, cash flows and member’s interest for each of the three years in the period ended December 31, 2015.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Oncor Electric Delivery Transition Bond Company LLC as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, Oncor Electric Delivery Transition Bond Company LLC will be dissolved during 2016 due to the completion of the business purpose of the entity.

/s/ Deloitte & Touche LLP

Dallas, Texas

February 25, 2016

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

STATEMENTS OF INCOME

	Year Ended December 31,
	2015	2014	2013
	(thousands of dollars)

Operating revenues:
Transition charge revenue:
Nonaffiliates	$87,590	$105,835	$106,200
Affiliates	32,039	38,697	42,533
Investment income	2	1	2
Total operating revenues	119,631	144,533	148,735
Operating expenses:
Interest expense	6,074	13,270	20,090
Amortization of transition property	116,744	132,958	126,125
Over/(under) recovery of transition charges	(3,814)	(2,525)	1,690
Servicing fees, administrative and general expenses	627	830	830
Total operating expenses	119,631	144,533	148,735
Net income	$-	$-	$-

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(thousands of dollars)

Cash flows – operating activities:
Net income	$-	$-	$-
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of transition property	116,744	132,958	126,125
Over/(under) recovery of transition charges	(3,814)	(2,525)	1,690
Changes in operating assets	7,168	2,740	(4,484)
Changes in operating liabilities	(13,499)	2,611	(1,918)
Cash provided by operating activities	106,599	135,784	121,413
Cash flows – financing activities:
Distribution paid to parent (Note 4)	(2,503)	-	-
Repayment of debt	(138,421)	(131,387)	(124,648)
Cash used in financing activities	(140,924)	(131,387)	(124,648)
Cash flows – investing activities:
Change in restricted funds	34,521	(4,396)	3,236
Cash provided by (used in) investing activities	34,521	(4,396)	3,236
Net change in cash and cash equivalents	196	1	1
Cash and cash equivalents – beginning balance	4	3	2
Cash and cash equivalents – ending balance	$200	$4	$3
Supplemental cash flow disclosures:
Cash interest payments	$7,735	$14,846	$21,568

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

BALANCE SHEETS

	At December 31,
	2015	2014
	(thousands of dollars)

ASSETS
Current assets:
Cash and cash equivalents	$200	$4
Restricted cash (Note 5)	38,270	56,342
Transition charge receivable:
Nonaffiliates	8,750	14,096
Affiliates	3,823	5,645
Total current assets	51,043	76,087
Investments:
Restricted funds held in trust (Note 5)	-	16,449
Transition property, net of accumulated amortization of $1,258,927 and $1,142,183	30,607	146,427
Total assets	$81,650	$238,963
LIABILITIES AND MEMBER'S INTEREST
Current liabilities:
Long-term debt due currently (Note 3)	$40,890	$138,421
Accounts payable – affiliate	2,464	4,184
Accrued interest	272	1,934
Other current liabilities	3,683	5,584
Total current liabilities	47,309	150,123
Transition bonds (Note 3)	-	39,967
Regulatory liability (Note 1)	20,422	32,450
Total liabilities	67,731	222,540
Member’s interest (Note 4)	13,919	16,423
Total liabilities and member's interest	$81,650	$238,963

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

STATEMENTS OF MEMBER’S INTEREST

	Year Ended December 31,
	2015	2014	2013
	(thousands of dollars)

Member's interest:
Balance at beginning of year	$16,423	$16,423	$16,423
Distributions paid to parent	(2,504)	-	-
Net income	-	-	-
Total member's interest at end of year	$13,919	$16,423	$16,423

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

During 2015, the 2003 Bonds matured and were paid in full while the remaining 2004 Bonds mature in May 2016. As such, it is anticipated that the transition property and related debt service costs will be fully recovered in the second quarter of 2016, which will complete the business purpose of Bondco.  We anticipate the dissolution of Bondco at some point thereafter.  Final true-up proceedings for the 2004 Bonds are expected to be conducted by Oncor and the PUCT during 2016.

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

Basis of Presentation

Our financial statements have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.  All dollar amounts in the financial statements and tables in the notes are stated in US dollars unless otherwise indicated.

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

Regulatory Assets and Liabilities

Our business meets the applicability criteria of accounting standards related to the effect of certain types of regulation. These standards recognize the cost-based rate-making process, which may result in differences in the application of US GAAP between regulated and non-regulated entities.  The regulatory liability balances of $20,422,000 and $32,450,000 at December 31, 2015 and 2014, respectively, consist of over-recovery of transition charges as discussed below.

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

Any over-recovery of transition charges existing after the retirement of the 2003 Bonds or 2004 Bonds is transferred to Oncor for final true-up proceedings conducted by the PUCT. Upon retirement of the 2003 Bonds in 2015, an over-recovery of $8,215,000 was transferred to Oncor for final settlement.

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

The 2003 Bonds matured and were paid in full in August 2015 while the remaining 2004 Bonds mature in May 2016.    Revenue and expenses are expected to cease upon recovery of the debt service costs in mid-2016.  Final true-up proceedings for the 2004 Bonds are expected to be conducted by the PUCT during 2016 with Bondco expected to have minimal or zero net income impact.

Amortization

The transition property acquired from Oncor, which totaled $1.290 billion at acquisition date, is amortized over the life of the Transition Bonds in an amount equal to the scheduled principal payments of the original debt amounts.  The transition property is scheduled to be fully amortized by May 2016 to coincide with the final Transition Bond payment scheduled to be made at that time.

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

Changes in Accounting Standards

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-03 (ASU 2015-03), Simplifying the Presentation of Debt Issuance Costs.  The update requires that debt issuance costs be presented as a direct reduction to the face value of the related debt liability rather than as an asset, consistent with the presentation of debt discounts.  The Company early-adopted ASU 2015-03 as of the end of December 31, 2015, and applied its provisions retrospectively. The adoption resulted in the reclassification of zero and $1 million of unamortized debt issuance costs from Transition property assets to long-term debt within the balance sheets as of

December 31, 2015 and December 31, 2014, respectively. Other than this reclassification, the adoption of ASU 2015-03 did not have an impact on our reported results of operations, financial condition or cash flows.

2.    RELATED–PARTY TRANSACTIONS

Pursuant to administration and servicing agreements between us and Oncor, Oncor furnishes to us, at a fixed fee per year, billing, payment processing, collection, accounting and other administrative services, which are reflected as administrative and general expenses in our income statement.  Our expenses for servicing and administration activities performed by Oncor totaled approximately $625,000 in the year ended December 31, 2015 and $826,000 in each of the years ended December 31, 2014 and 2013.

Transition charges billed to the REP subsidiaries of TCEH, which are included in operating revenues, totaled $32,038,000,  $38,697,000 and $42,533,000 in the years ended December 31, 2015, 2014 and 2013, respectively.  The balance of the transition charge receivable due from the REP subsidiaries of TCEH totaled $3,823,000 and $5,645,000 at December 31, 2015 and 2014, respectively.

Oncor, as servicer of the Transition Bonds, collects transition charge receivables and any required security deposits from REPs and remits these amounts to the Indenture Trustee as they are collected. No amounts were outstanding from Oncor at December 31, 2015 and 2014.    At December 31, 2015, Oncor had remitted to the Indenture Trustee more than it had collected in transition charge receivables.  This amount is included in accounts payable – affiliate on our balance sheet.  Oncor reviews the security amount for the REPs quarterly and requests increases when required.  At December 31, 2015 and 2014, the Indenture Trustee held security in the amount of $6,143,000 and $9,158,000, respectively, for the REP subsidiaries of TCEH.

During 2015, the 2003 Bonds matured and were paid in full. As a result, Bondco’s over-collection of $8,215,000 related to the 2003 Bonds was distributed to Oncor for return to customers as directed in a final PUCT proceeding.

See discussion in Note 4 for information regarding cash distributions.

3.    FINANCING ARRANGEMENTS

Long-Term Debt

At December 31, 2015 and 2014, our long-term debt (Transition Bonds) consisted of the following:

	At December 31,
	2015	2014
	(thousands of dollars)

5.420% Fixed Series 2003 Bonds due in semi-annual installments through August 15, 2015	$-	$54,407
5.290% Fixed Series 2004 Bonds due in semi-annual installments through May 15, 2016	41,134	125,148
Debt issuance costs	(244)	(1,167)
Total	40,890	178,388
Less amount due currently	(40,890)	(138,421)
Total long-term debt	$-	$39,967

The transition property sold to us, as well as restricted cash of $6,349,000 and $6,449,000 in the capital subaccount at December  31, 2015 and 2014,  respectively, is pledged as collateral for the Transition Bonds.  Collections of transition charges will be used to pay the principal, interest and associated costs of the Transition Bonds.  We are required to maintain restricted cash pledged as collateral for the Transition Bonds in an amount equal to 0.50% of the initial aggregate principal amount of Transition Bonds outstanding.  Should the transition charges collected through the specified payment dates listed above not provide adequate funds to make the scheduled payments of principal, the transition charges can continue to be collected for approximately two years before the Transition Bonds go into default for nonpayment of principal.

Maturities of our long‑term debt instruments outstanding at December 31, 2015 totaled $41,134,000 and zero for the years 2016 and 2017, respectively.

The fair value of the outstanding Transition Bonds was approximately $41,293,000 and $183,586,000 at December 31, 2015 and 2014, respectively.  The fair values are estimated by an independent party who uses observable market data, representing Level 2 valuations under accounting standards related to the determination of fair value.

Covenants

The terms of the Indenture contain various covenants, including payment covenants, covenants to file certain information with the SEC and covenants to deliver certain information to the Indenture Trustee.  At December  31, 2015 and 2014, we were in compliance with these covenants.

4.    MEMBER’S INTEREST

Cash distributions to Oncor related to its member’s interest totaled $2,503,000 and zero for the years ended December 31, 2015 and 2014, respectively.  The current period distributions relate primarily to the maturity and payment in full of the Series 2003-1 Bonds, which resulted in funds held in trust in the capital subaccount becoming unrestricted and being distributed to Oncor.  These distributions were recorded as a reduction in member’s interest.

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

Restricted cash amounts reported on our balance sheet consisted of the following:

	Balance Sheet Classification
	At December 31, 2015		At December 31, 2014
	Current Assets	Investment	Current Assets	Investment
	(thousands of dollars)

Collections related to Transition Bonds used only to service debt and pay expenses (includes over-collateralization subaccount of $1,891, $—, $5,747 and $—)	$21,921	$-	$56,342	$-
Funds for payment of fees associated with Transition Bonds (Indenture Trustee reserve account)	10,000	-	-	10,000
Reserve for shortfalls of Transition Bond charges (capital subaccount)	6,349	-	-	6,449
Total restricted cash and funds	$38,270	$-	$56,342	$16,449

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.   CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect at December 31, 2015.  Based on the evaluation performed, our management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective.  During the most recent fiscal quarter covered by this report, no changes in internal controls over financial reporting have occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Audit Committee may also approve certain on-going non-audit services not previously approved in the limited circumstances provided for in the SEC rules.  All services performed in 2015 by Deloitte & Touche LLP, the member firms of Deloitte & Touche Tohmatsu and their respective affiliates (“Deloitte & Touche”) were preapproved by the Audit Committee.

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

For the years ended December 31, 2015 and 2014, fees billed (in US dollars) to us by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates were as follows:

	Years Ended December 31,
	2015	2014

Audit Fees. Fees for services necessary to perform the annual audit, review SEC filings, fulfill statutory and other attest service requirements and provide comfort letters and consents	$200,000	$200,000
Audit-Related Fees. Fees for services including internal control reviews, attest services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards	30,000	30,000
Tax Fees.	-	-
All Other Fees.	-	-
Total	$230,000	$230,000

PART IV

Item 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The financial statements’ schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

Oncor Electric Delivery Transition Bond Company LLC Exhibits to Annual Report on Form 10-K for the year ended December 31, 2015
Exhibits	Previously Filed* With File Number	As Exhibit
3(i)	Articles of Incorporation.
3(a)	333-91935 Form 8-K (filed August 28, 2003)	4(b)	—	Amended and Restated Certificate of Formation dated as of August 11, 2003.
3(b)	333-91935 Form 10-Q/A (filed May 17, 2004)	3(a)(1)	—	Certificate of Amendment to Amended and Restated Certificate of Formation dated as of May 13, 2004.
3(c)	333-91935 Form 10-Q (filed May 15, 2007)	3(c)	—	Certificate of Amendment to Amended and Restated Certificate of Formation dated as of April 20, 2007.
3(ii)	By-laws.
3(d)	333-91935 Form 8-K (filed August 28, 2003)	4(a)	—	Amended and Restated Limited Liability Company Agreement dated as of August 21, 2003.
3(e)	333-91935 Form 10-Q/A (filed May 17, 2004)	3(b)(1)	—	First Amendment to Amended and Restated Limited Liability Company Agreement dated as of May 13, 2004.
4	Instruments Defining the Rights of Security Holders.
4(a)	333-91935 (Form 8-K filed August 28, 2003)	4(c)	—	Indenture dated as of August 21, 2003.
4(b)	333-91935 (Form 8-K filed August 28, 2003)	4(d)	—	Series 2003-1 Supplement dated as of August 21, 2003.
4(c)	333-91935 (Form 8-K filed June 14, 2004)	4	—	Series 2004-1 Supplement dated as of June 7, 2004.
10	Material Contracts.
10(a)	333-91935 (Form 8-K filed August 28, 2003)	10(a)	—	Series 2003-1 Transition Property Purchase and Sale Agreement dated as of August 21, 2003.
10(b)	333-91935 (Form 8-K filed August 28, 2003)	10(b)	—	Series 2003-1 Transition Property Servicing Agreement dated as of August 21, 2003.

10(c)	333-91935 (Form 8-K filed June 14, 2004)	10(a)	—	Series 2004-1 Transition Property Purchase and Sale Agreement dated as of June 7, 2004.
10(d)	333-91935 (Form 8-K filed June 14, 2004)	10(b)	—	Series 2004-1 Transition Property Servicing Agreement dated as of June 7, 2004.
10(e)	333-91935 (Form 8-K filed August 28, 2003)	10(c)	—	Administration Agreement dated as of August 21, 2003.
23	Consent of Experts.
23			—	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm for Oncor Electric Delivery Transition Bond Company LLC.
31	Rule 13a – 14(a)/15d – 14(d) Certifications.
31			—	Certification of David M. Davis, principal financial officer of Oncor Electric Delivery Transition Bond Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
99	Additional Exhibits.
99(a)(1)			—	Monthly Servicer Report (Series 2004-1 for October 2015)
99(a)(2)			—	Monthly Servicer Report (Series 2004-1 for November 2015)
99(a)(3)			—	Monthly Servicer Report (Series 2004-1 for December 2015)
99(b)			—	Statement of Collection Account Balances as of December 31, 2015
99(c)			—

A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order

99(d)	333-91935 (Form 10-Q filed August 1, 2015)	99(d)	—	Annual True-up of Transition Charges for the Series 2004-1 Transition Bonds filed May 15, 2015
99(e)			—	Statement of Outstanding Bond Balances Series 2004-1
99(f)			—	Semi-Annual Servicer’s Certificate (Series 2004-1 for November 2015)
99(g)			—	Report of Independent Registered Public Accounting Firm ‒ Attestation with Management’s Assertion of Compliance with Servicing Standards Attached
XBRL Data Files.
101.INS			—	XBRL Instance Document
101.SCH			—	XBRL Taxonomy Extension Schema Document
101.CAL			—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document
_______________
* Incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Oncor Electric Delivery Transition Bond Company LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOR ELECTRIC DELIVERY
TRANSITION BOND COMPANY LLC

Date: February 25, 2016
By /s/ ROBERT S. SHAPARD
(Robert S. Shapard, as Chief Executive of Oncor Electric Delivery Company LLC, the Servicer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Oncor Electric Delivery Transition Bond Company LLC and in the capacities and on the date indicated.

	Signature	Title	Date

/s/	ROBERT S. SHAPARD	Principal Executive
	(Robert S. Shapard, Manager, Chief Executive)	Officer and Manager	February 25, 2016

/s/	DAVID M. DAVIS	Principal Financial Officer
	(David M. Davis, Manager, Senior Vice President and	and Manager	February 25, 2016
Chief Financial Officer)

/s/	RICHARD C. HAYS	Principal Accounting Officer	February 25, 2016
(Richard C. Hays, Controller)

/s/	DON J. CLEVENGER	Manager	February 25, 2016
(Don J. Clevenger, Manager, Vice President, Secretary and
Chief Legal Officer)

Manager
(Richard F. Klumpp, Manager)

Manager
(Thomas M. Strauss, Manager)

EXHIBIT INDEX

Exhibits	Previously Filed* With File Number	As Exhibit
3(i)	Articles of Incorporation.
3(a)	333-91935 Form 8-K (filed August 28, 2003)	4(b)	—	Amended and Restated Certificate of Formation dated as of August 11, 2003.
3(b)	333-91935 Form 10-Q/A (filed May 17, 2004)	3(a)(1)	—	Certificate of Amendment to Amended and Restated Certificate of Formation dated as of May 13, 2004.
3(c)	333-91935 Form 10-Q (filed May 15, 2007)	3(c)	—	Certificate of Amendment to Amended and Restated Certificate of Formation dated as of April 20, 2007.
3(ii)	By-laws.
3(d)	333-91935 Form 8-K (filed August 28, 2003)	4(a)	—	Amended and Restated Limited Liability Company Agreement dated as of August 21, 2003.
3(e)	333-91935 Form 10-Q/A (filed May 17, 2004)	3(b)(1)	—	First Amendment to Amended and Restated Limited Liability Company Agreement dated as of May 13, 2004.
4	Instruments Defining the Rights of Security Holders.
4(a)	333-91935 (Form 8-K filed August 28, 2003)	4(c)	—	Indenture dated as of August 21, 2003.
4(b)	333-91935 (Form 8-K filed August 28, 2003)	4(d)	—	Series 2003-1 Supplement dated as of August 21, 2003.
4(c)	333-91935 (Form 8-K filed June 14, 2004)	4	—	Series 2004-1 Supplement dated as of June 7, 2004.
10	Material Contracts.
10(a)	333-91935 (Form 8-K filed August 28, 2003)	10(a)	—	Series 2003-1 Transition Property Purchase and Sale Agreement dated as of August 21, 2003.
10(b)	333-91935 (Form 8-K filed August 28, 2003)	10(b)	—	Series 2003-1 Transition Property Servicing Agreement dated as of August 21, 2003.
10(c)	333-91935 (Form 8-K filed June 14, 2004)	10(a)	—	Series 2004-1 Transition Property Purchase and Sale Agreement dated as of June 7, 2004.
10(d)	333-91935 (Form 8-K filed June 14, 2004)	10(b)	—	Series 2004-1 Transition Property Servicing Agreement dated as of June 7, 2004.

10(e)	333-91935 (Form 8-K filed August 28, 2003)	10(c)	—	Administration Agreement dated as of August 21, 2003.
23	Consent of Experts.
23			—	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm for Oncor Electric Delivery Transition Bond Company LLC.
31	Rule 13a – 14(a)/15d – 14(d) Certifications.
31			—	Certification of David M. Davis, principal financial officer of Oncor Electric Delivery Transition Bond Company LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
99	Additional Exhibits.
99(a)(1)			—	Monthly Servicer Report (Series 2004-1 for October 2015)
99(a)(2)			—	Monthly Servicer Report (Series 2004-1 for November 2015)
99(a)(3)			—	Monthly Servicer Report (Series 2004-1 for December 2015)
99(b)			—	Statement of Collection Account Balances as of December 31, 2015
99(c)			—

A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order

99(d)	333-91935 (Form 10-Q filed August 1, 2015)	99(d)	—	Annual True-up of Transition Charges for the Series 2004-1 Transition Bonds filed May 15, 2015
99(e)			—	Statement of Outstanding Bond Balances Series 2004-1
99(f)			—	Semi-Annual Servicer’s Certificate (Series 2004-1 for November 2015)
99(g)			—	Report of Independent Registered Public Accounting Firm ‒ Attestation with Management’s Assertion of Compliance with Servicing Standards Attached
XBRL Data Files.
101.INS			—	XBRL Instance Document
101.SCH			—	XBRL Taxonomy Extension Schema Document
101.CAL			—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF			—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB			—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE			—	XBRL Taxonomy Extension Presentation Linkbase Document

_______________
* Incorporated herein by reference.