Form 10-Q
period 2016-03-31
ONCOR ELECTRIC DELIVERY TRANSITION BOND CO LLC
filed 2016-05-05
CIK 1100179

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

____________________

FORM 10-Q

[√] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

As of May 4, 2016, all outstanding membership interests in Oncor Electric Delivery Transition Bond Company LLC were held by Oncor Electric Delivery Company LLC.

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

hjjh
2003 Bonds	Refers collectively to the four series of securitization bonds issued in August 2003. These series were retired at maturity in 2007, 2010, 2013 and 2015.
2004 Bonds	Refers collectively to the three series of securitization bonds issued in June 2004. Two of these series were retired at maturity in 2009 and 2012. The outstanding series matures in May 2016.
2015 Form 10-K	Oncor Electric Delivery Transition Bond Company LLC’s Annual Report on Form 10-K for the year ended December 31, 2015
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

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(thousands of dollars)

Operating revenues:
Transition charge revenue:
Nonaffiliates	$15,362	$25,137
Affiliates	5,353	9,142
Investment income	1	1
Total operating revenues	20,716	34,280
Operating expenses:
Interest expense	544	2,192
Amortization of transition property	20,567	33,105
Over/(under) recovery of transition charges	(523)	(1,224)
Servicing fees, administrative and general expenses	128	207
Total operating expenses	20,716	34,280
Net income	$-	$-

See Notes to Financial Statements.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(thousands of dollars)

Cash flows – operating activities:
Net income	$-	$-
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of transition property	20,567	33,105
Over/(under) recovery of transition charges	(523)	(1,224)
Changes in operating assets	823	(758)
Changes in operating liabilities	701	577
Cash provided by operating activities	21,568	31,700
Cash flows – financing activities:
Repayment of debt	-	(29,613)
Cash used in financing activities	-	(29,613)
Cash flows – investing activities:
Change in restricted funds	(21,568)	(2,087)
Cash used in investing activities	(21,568)	(2,087)
Net change in cash and cash equivalents	-	-
Cash and cash equivalents – beginning balance	200	4
Cash and cash equivalents – ending balance	$200	$4
Supplemental cash flow disclosures:
Cash interest payments	$-	$1,474

See Notes to Financial Statements.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

CONDENSED BALANCE SHEETS

(Unaudited)

	At March 31,	At December 31,
	2016	2015

	(thousands of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$200	$200
Restricted cash (Note 5)	59,839	38,270
Transition charge receivable:
Nonaffiliates	8,214	8,750
Affiliates	3,536	3,823
Total current assets	71,789	51,043
Investments:
Transition property, net of accumulated amortization of $1,279,494 and $1,258,927	10,202	30,607
Total assets	$81,991	$81,650

LIABILITIES AND MEMBER'S INTEREST
Current liabilities:
Transition bonds due currently (Note 3)	$41,053	$40,890
Accounts payable – affiliate (Note 2)	2,593	2,464
Accrued interest	816	272
Other current liabilities	3,711	3,683
Total current liabilities	48,173	47,309
Regulatory liability	19,899	20,422
Total liabilities	68,072	67,731
Member’s interest (Note 4)	13,919	13,919
Total liabilities and member's interest	$81,991	$81,650

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

We were organized for the limited purposes of purchasing and owning transition property and issuing Transition Bonds to recover generation-related regulatory assets and other qualified costs.  During 2015, the 2003 Bonds matured and were paid in full while the remaining 2004 Bonds mature in May 2016.  As such, it is anticipated that the transition property and related debt service costs will be fully recovered in the second quarter of 2016, which will complete the business purpose of Bondco.  We anticipate the dissolution of Bondco at some point thereafter. Final true-up proceedings for the Transition Bonds are expected to be conducted by Oncor and the PUCT during 2016.

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

On April 29, 2014, EFH Corp. and the substantial majority of its direct and indirect subsidiaries that are members of the Texas Holdings Group, including EFIH, EFCH and TCEH, commenced proceedings under Chapter 11 of the US Bankruptcy Code.  The Oncor Ring-Fenced Entities are not parties to the EFH Bankruptcy Proceedings.  We believe the “ring-fencing” measures discussed above mitigate Oncor’s exposure to the EFH Bankruptcy Proceedings.  In addition, we do not expect the EFH Bankruptcy Proceedings to have a material impact on our reported results of operations, financial condition or liquidity.   In May 2014, the bankruptcy court in the EFH Bankruptcy Proceedings entered an order authorizing payment of the transition charges by Oncor’s affiliated REPs.  Those affected REPs also previously posted security for our benefit.

Basis of Presentation

These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the 2015 Form 10-K.  In the opinion of Bondco management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein.  All intercompany items and transactions have been eliminated in consolidation.  The results of operations for an interim period may not give a true indication of results for a full year due to seasonality.

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

Over/(Under) Recovery of Transition Charges

Variations in customer usage impact transition charge revenues.  We account for the difference between transition charge revenues and the total of interest expense, amortization of the transition property and other fees and expenses as an over- or under-recovery of transition charges.  To the extent revenues exceed expenses, we record an increase to expense with a corresponding increase to a regulatory liability.  To the extent revenues are less than expenses, we record a decrease to expense with a corresponding decrease to the regulatory liability.

Final True-Up Adjustment

The remaining 2004 Bonds mature in May 2016 and the related revenue and expenses are expected to cease upon recovery of the debt service costs in the second quarter of 2016.  Any over/(under) recovery of transition charges existing after the retirement of the 2004 Bonds will be transferred to Oncor for final true-up proceedings conducted by Oncor and the PUCT with minimal or no net income impact expected at Bondco.

Amortization

The transition property acquired from Oncor, which totaled $1.290 billion at acquisition date, is amortized over the life of the Transition Bonds in an amount equal to the scheduled principal payments of the original debt amounts.  The transition property is scheduled to be fully amortized by May 2016 to coincide with the final Transition Bond payment scheduled to be made in May 2016.

2.RELATED–PARTY TRANSACTIONS

Pursuant to administration and servicing agreements between us and Oncor, Oncor furnishes to us, at a fixed fee per year, billing, payment processing, collection, accounting and other administrative services, which are reflected as administrative and general expenses in our income statement.  Our expenses for servicing and administration activities performed by Oncor totaled approximately $128,000 and $206,000 for the three months ended March 31, 2016 and 2015, respectively.

Transition charges billed to the REP subsidiaries of TCEH, which are included in operating revenues, totaled $5,353,000 and $9,142,000 for the three months ended March 31, 2016 and 2015, respectively.  The balance of the transition charge receivable due from the REP subsidiaries of TCEH totaled $3,536,000 and $3,823,000 at March 31, 2016 and December 31, 2015, respectively.

Oncor, as servicer of the Transition Bonds, collects transition charge receivables and any required security deposits from REPs and remits these amounts to the Indenture Trustee as they are collected.  No amounts were outstanding from Oncor at March 31, 2016 and December 31, 2015.  As of March 31,  2016 and December 31, 2015,

Oncor had remitted to the Indenture Trustee more than it collected in transition charge receivables and security deposits.  These amounts are reflected as “Accounts payable – affiliate” on our balance sheet.  Oncor reviews the security amount for the REPs quarterly and requests increases when required.  At March 31, 2016 and December 31, 2015, the Indenture Trustee held security in the amount of $6,038,000 and $6,143,000, respectively, for the REP subsidiaries of TCEH.

These related party transactions are expected to cease after the maturity of the remaining 2004 Bonds in May 2016.

Also see discussion in Note 4 regarding cash distributions.

3.FINANCING ARRANGEMENTS

Long-Term Debt

At March 31, 2016 and December 31, 2015, our long-term debt (Transition Bonds) consisted of the following:

	At March 31,	At December 31,
	2016	2015
	(thousands of dollars)

5.290% Fixed Series 2004 Bonds due in semi-annual installments through May 15, 2016	$41,134	$41,134
Debt issuance costs	(81)	(244)
Total	41,053	40,890
Less amount due currently	(41,053)	(40,890)
Total long-term debt	$-	$-

The transition property sold to us, as well as restricted cash of $6,349,000 in the capital subaccount at March 31, 2016 and December 31, 2015, is pledged as collateral for the Transition Bonds.  Collections of transition charges are used to pay the principal, interest and associated costs of the Transition Bonds.  We are required to maintain restricted cash pledged as collateral for the Transition Bonds in an amount equal to 0.50% of the initial aggregate principal amount of Transition Bonds outstanding.  Should the transition charges collected through the specified payment dates listed above not provide adequate funds to make the scheduled payments of principal, the transition charges can continue to be collected for approximately two years before the Transition Bonds go into default for nonpayment of principal.

The fair value of the outstanding Transition Bonds was approximately $41,331,000 and $41,293,000 at March 31, 2016 and December 31, 2015, respectively.  The fair value is estimated using observable market data, representing Level 2 valuations under accounting standards related to the determination of fair value.

Covenants

The terms of the Indenture contain various covenants, including payment covenants, covenants to file certain information with the SEC and covenants to deliver certain information to the Indenture Trustee.  At March 31, 2016 and December 31, 2015, we were in compliance with these covenants.

4.MEMBER’S INTEREST

Cash distributions to Oncor related to its member’s interest totaled zero for each of the three-month periods ended March 31, 2016 and 2015.

5.RESTRICTED CASH

Restricted cash amounts reported on our balance sheet consisted of the following:

	At March 31, 2016	At December 31, 2015
	(thousands of dollars)

Collections related to Transition Bonds used only to service debt and pay expenses (includes over-collateralization subaccount of $1,891 and $1,891)	$43,490	$21,921
Funds for payment of fees associated with Transition Bonds (Indenture Trustee reserve account)	10,000	10,000
Reserve for shortfalls of Transition Bond charges (capital subaccount)	6,349	6,349
Total	$59,839	$38,270

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2016 and 2015 should be read in conjunction with our condensed financial statements and the notes to those statements.

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

We were organized for the limited purposes of purchasing and owning transition property and issuing Transition Bonds to recover generation-related regulatory assets and other qualified costs.  During 2015, the 2003 Bonds matured and were paid in full while the remaining 2004 Bonds mature in May 2016.  As such, it is anticipated that the transition property and related debt service costs will be fully recovered in the second quarter of 2016, which will complete the business purpose of Bondco.  We anticipate the dissolution of Bondco at some point thereafter.  Final true-up proceedings for the Transition Bonds are expected to be conducted by Oncor and the PUCT during 2016.

We are structured and operated in a manner such that in the event of bankruptcy proceedings against Oncor, our assets would not be consolidated into the bankruptcy estate of Oncor.  Oncor is not the owner of the transition property described herein, and our assets are not available to pay creditors of Oncor or any of its affiliates.

On April 29, 2014, EFH Corp. and the substantial majority of its direct and indirect subsidiaries that are members of the Texas Holdings Group, including EFIH, EFCH and TCEH, commenced proceedings under Chapter 11 of the US Bankruptcy Code.  The Oncor Ring-Fenced Entities are not parties to the EFH Bankruptcy Proceedings.  We believe the “ring-fencing” measures discussed above mitigate Oncor’s exposure to the EFH Bankruptcy Proceedings.  In addition, we do not expect the EFH Bankruptcy Proceedings to have a material impact on our reported results of operations, financial condition or liquidity.  In May 2014, the bankruptcy court in the EFH Bankruptcy Proceedings entered an order authorizing payment of the transition charges by Oncor’s affiliated REPs.  Those affected REPs also previously posted security for our benefit.

RESULTS OF OPERATIONS — Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

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

The 2003 Bonds matured and were paid in full in August 2015 while the remaining 2004 Bonds mature in May 2016.  Revenue and expenses are expected to cease upon recovery of the debt service costs in the second quarter of 2016.  Final true-up proceedings for any over/(under) recovery related to the Transition Bonds are expected to be conducted by Oncor and the PUCT during 2016 with Bondco expected to continue to have minimal or no net income.

Transition charge revenue decreased 40% for the three months ended March 31, 2016 primarily reflecting the discontinuation of billing during the period for the 2003 Bonds, which matured and were paid in full in August 2015 and changes in transition charge tariff rates as a result of annual true-up adjustments.

Interest expense decreased 75% for the three months ended March 31, 2016 reflecting lower average debt balances due to scheduled principal payments on the Transition Bonds, including retirement of the 2003 Bonds.

Amortization of transition property decreased 38% for the three months ended March 31, 2016 reflecting principal payments on Transition Bonds, including retirement of the 2003 Bonds.

Fluctuations in the over/(under) recovery of transition charges primarily result from variances in revenues from the revenue forecast used to set the transition charges.  See discussion under “Over/(Under) Recovery of Transition Charges” in Note 1 to Financial Statements.

Net income was zero for each of the three-month periods ended March 31, 2016 and 2015.  Other than investment income on funds held by the Indenture Trustee, all revenues are restricted for servicing the Transition Bonds.  Therefore, the difference between transition charge revenue and the total of interest expense, amortization of the transition property (which is equal to the Transition Bonds’ scheduled principal payments) and other fees and expenses is accounted for as an over- or under-recovery of transition charges resulting in minimal net income.

FINANCIAL CONDITION —  Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Cash Flows —  Cash provided by operating activities decreased $10,132,000, or 32%, for the three months ended March 31, 2016.  The change was driven by an  $11,983,000 decrease in collections from REPs primarily due to the maturity and payment in full of the 2003 Bonds in August 2015, a $119,000 decrease in customer deposits received and a  $178,000 decrease in accounts payable to affiliate.  These decreases in cash were partially offset by a $1,474,000 decrease in cash interest payments as a result of the retirement of the 2003 Bonds.

Cash used in financing activities was zero for the three months ended March 31, 2016 due to the retirement of the 2003 Bonds in August 2015.

Cash used in investing activities totaled $21,568,000 for the three months ended March 31, 2016 and cash used in investing activities totaled $2,087,000 for the three months ended March 31,  2015.  These amounts represent changes in the balances of restricted cash accounts driven by changes in cash deposited and debt service payments.  See Note 5 to Financial Statements for additional information regarding restricted cash.

Oncor, as servicer of the Transition Bonds, files for increases or decreases (true-ups) in transition charges with the PUCT to ensure sufficient funds will be collected during the following period to meet scheduled payments on the Transition Bonds and to maintain the capital and over-collateralization subaccounts at the required levels.  The latest filing of the annual true-up for the 2004 Bonds was in May 2015.  Based on the approved transition charges and current forecast of customer usage, we expect that revenues collected will be sufficient to make the scheduled May 2016 payment on the 2004 Bonds.

At March 31, 2016, restricted cash included the balance in the capital subaccount totaling $6,349,000 for the 2004 Bonds, which is above the required level under the Indenture of $3,949,000.  Additionally, at March 31, 2016, the balance in the over-collateralization subaccount for the 2004 Bonds totaled $1,891,000, which is below the required level of $3,784,000.  Required levels are determined at the respective scheduled payment dates.  Required level amounts reported above are as of the most recent payment dates.  There are no penalties as a result of being above or below the required levels in the capital and over-collateralization subaccounts.

FINANCING ACTIVITIES

Our financing activities are limited to issuance of the Transition Bonds.  There is no provision to allow for any other borrowings.

Covenants and Cross Default Provisions — The terms of the Indenture contain various covenants, including payment covenants, covenants to file certain information with the SEC and covenants to deliver certain information to the Indenture Trustee.  At March 31, 2016, we were in compliance with these covenants.

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

FORWARD-LOOKING STATEMENTS

This report and other presentations made by us contain “forward-looking statements.”  All statements, other than statements of historical facts, that are included in this report, or made in presentations, in response to questions or otherwise, that address activities, events or developments that we expect or anticipate to occur in the future (often, but not always, through the use of words or phrases such as “intends,” “plans,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “should,” “projection,” “target,” “goal,” “objective” and “outlook”), are forward-looking statements.  Although we believe that in making any such forward-looking statement our expectations are based on reasonable assumptions, any such forward-looking statement involves uncertainties and is qualified in its entirety by reference to the discussion of risk factors under “Item 1A. Risk Factors” and the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2015 Form 10-K and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and the following important factors, among others, that could cause our actual results to differ materially from those projected in such forward-looking statements:

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
•

the operational and financial ability of REPs to bill and collect transition charges and make timely payments of amounts billed by the servicer to the REPs for transition charges, including as a result of a bankruptcy involving a REP; and

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

Required Item	Filed as Exhibit or Furnished on Website

Monthly Servicer Report (Series 2004-1 for January 2016)	Exhibit 99(a)(1)
Monthly Servicer Report (Series 2004-1 for February 2016)	Exhibit 99(a)(2)
Monthly Servicer Report (Series 2004-1 for March 2016)	Exhibit 99(a)(3)
Statement of Collection Account Balances as of March 31, 2016	Exhibit 99(b)

A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order

Exhibit 99(c)
Statement of Outstanding Bond Balances Series 2004-1	Exhibit 99(d)

Item 1A.RISK FACTORS

We believe that there have been no material changes to the risks disclosed in the 2015 Form 10-K, including under the heading "Risk Factors" in “Item 1A” of our 2015 Form 10-K, except for information disclosed elsewhere in this Form 10-Q that provides factual updates to risks contained in our 2015 Form 10-K.  The risks disclosed in our 2015 Form 10-K are not the only risks we face.

Item 6.EXHIBITS

(a)Exhibits:
Exhibits
(99)	Additional Exhibits.
99(a)(1)	—	Monthly Servicer Report (Series 2004-1 for January 2016)
99(a)(2)	—	Monthly Servicer Report (Series 2004-1 for February 2016)
99(a)(3)	—	Monthly Servicer Report (Series 2004-1 for March 2016)
99(b)	—	Statement of Collection Account Balances as of March 31, 2016
99(c)	—

A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order

99(d)	—	Statement of Outstanding Bond Balances Series 2004-1

XBRL Data Files.
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ONCOR ELECTRIC DELIVERY TRANSITION BOND COMPANY LLC

By	/s/ David M. Davis
David M. Davis
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date:  May 4, 2016

EXHIBIT INDEX

Exhibits
(99)	Additional Exhibits.
99(a)(1)	—	Monthly Servicer Report (Series 2004-1 for January 2016)
99(a)(2)	—	Monthly Servicer Report (Series 2004-1 for February 2016)
99(a)(3)	—	Monthly Servicer Report (Series 2004-1 for March 2016)
99(b)	—	Statement of Collection Account Balances as of March 31, 2016
99(c)	—

A quarterly statement affirming that, in all material respects, for each materially significant REP, (a) each REP has been billed in compliance with the requirements outlined in the Financing Order, (b) each REP has made payments in compliance with the requirements outlined in the Financing Order, and (c) each REP satisfies the creditworthiness requirements of the Financing Order

99(d)	—	Statement of Outstanding Bond Balances Series 2004-1

XBRL Data Files.
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document